Form 10-Q
period 1998-06-30
NORTHEAST OPTIC NETWORK INC
filed 1998-09-14
CIK 1062233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------

                                    FORM 10-Q

MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                        Commission File Number: 000-24653

                          NORTHEAST OPTIC NETWORK, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        04-3056279
(State or other jurisdiction             (I.R.S. Employer Identification Number)
    of incorporation)

                              391 Totten Pond Road
                                    Suite 401
                          Waltham, Massachusetts 02154
                                 (781) 890-6868
        (Registrant's address and telephone number, including area code)

                   ------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ ]                                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock: 16,062,735 shares of Common Stock, $.01 par value per share, as of August 31, 1998.

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements:

                          NORTHEAST OPTIC NETWORK, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      June 30,      December 31, 1997
                                                                        1998

CURRENT ASSETS:
  Cash and cash equivalents                                       $     3,597,063   $     1,098,452
  Accounts receivable                                                      97,084         1,034,391
  Refundable taxes from related party                                     755,838           368,734
  Prepaid expenses and other current assets                                98,906            13,572
                                                                  ---------------   ---------------

          Total current assets                                          4,548,891         2,515,149
                                                                  ---------------   ---------------

PROPERTY AND EQUIPMENT, AT COST:
  Communications network                                               15,814,057        15,583,770
  Machinery and equipment                                                 602,978            54,927
  Motor vehicles                                                           29,426            29,426
  Furniture and fixtures                                                   26,721            11,918
  Communications network construction in progress                      15,210,306         1,292,492
                                                                  ---------------   ---------------
                                                                       31,683,488        16,972,533

  Less--Accumulated depreciation                                          845,178           437,830
                                                                   ---------------   ---------------
                                                                       30,838,310        16,534,703

RESTRICTED CASH                                                           849,906           819,923

INTANGIBLE ASSETS, NET
  Prepaid right-of-way fees, related party                              2,224,569         2,348,156
  Other                                                                 2,267,198         1,243,069
                                                                  ---------------   ---------------

                                                                  $    40,728,874   $    23,461,000
                                                                   ==============    ==============

CURRENT LIABILITIES:
  Current maturities of long-term obligations                     $     1,832,275   $     1,982,911
  Accounts payable                                                      1,128,822           294,758
  Accounts payable construction in progress                             3,423,516         1,199,293
  Accrued expenses                                                      1,004,261           571,593
  Accrued right-of-way fees, related party                              1,023,121           785,535
  Deferred revenue                                                      1,364,303         1,144,170
                                                                  ---------------   ---------------

          Total current liabilities                                     9,776,298         5,978,160
                                                                  ---------------   ---------------

DEFERRED TAX LIABILITY                                                     86,000            61,000
                                                                  ---------------   ---------------

NOTE PAYABLE TO RELATED PARTY                                          17,875,000         2,100,000
                                                                  ---------------   ---------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES (Note 5)                    12,184           135,994
                                                                  ---------------   ---------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                          4,229,852         5,338,786

COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 10)

CMP WARRANT                                                                    --           532,836

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, $.05 par value
    Authorized--200,000 shares; 21,180, 78,324 and 78,324 shares              783               783
      issued and outstanding at December 31, 1996 and 1997 and
      March 31, 1998, respectively
  Series B convertible preferred stock, $.05 par value-
    Authorized--2,025,120 shares; 962,734 shares issued and                 9,627             9,627
      outstanding
  Common stock, $.05 par value-
    Authorized--4,000,000 shares; 113,928 shares issued and                 2,884             2,848
      outstanding
  Warrants                                                                  8,595             8,595
  Additional paid-in capital                                           12,382,169        11,817,216
  Accumulated deficit                                                  (3,654,519)       (2,524,845)
                                                                  ---------------   ---------------

          Total stockholders' equity                                    8,749,539         9,314,224
                                                                  ---------------   ---------------
                                                                      $40,728,874       $23,461,000
                                                                  ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                               June 30,
                                                      1997                1998                1997              1998
                                                ------------------  -----------------   -----------------  ----------------

Revenues:
     Network service                               $      106,369       $    179,661         $   106,369       $   325,918
     Other service
                                                            5,036              2,751               5,036             7,857
                                                ------------------  -----------------   ----------------   ----------------
        Total revenues                                    111,405            182,412             111,405           333,775
                                                ------------------  -----------------   -----------------  ----------------

Expenses:
     Cost of sales                                        405,038             810,892             513,396         1,058,278

     Selling, general and administrative                  445,930             867,637             650,205         1,092,759

     Depreciation and amortization                        135,204             313,645             168,191           615,658
                                                ------------------  -----------------   -----------------  ----------------
        Total expenses                                    135,204           1,992,174           1,331,792         2,766,695
                                                ------------------  -----------------   -----------------  ----------------
        Loss from operations                             (874,767)         (1,809,762)         (1,220,387)       (2,432,920)
                                                ------------------  -----------------   -----------------  ----------------

Interest Income (Expense):
     Interest income
                                                           28,118             56,550              84,756            86,872
     Interest expense                                        (481)          (365,223)               (481)         (457,039)
                                                ------------------  -----------------   -----------------  ----------------
        Total interest income (expense)                    27,637           (308,673)             84,275          (370,167)
                                                ------------------  -----------------   -----------------  ----------------
Loss before minority interest in
subsidiaries' earnings and benefit from                  (847,130)        (2,118,435)         (1,136,112)       (2,803,087)
income taxes

Minority Interest                                         397,644            794,435             535,264         1,108,933

Benefit From Income Taxes                                 (96,000)          (487,480)           (129,000)         (564,480)
                                                ------------------  -----------------   -----------------  ----------------
Net Loss                                           $     (353,486)      $   (836,520)        $  (471,848)      $(1,129,674)
                                                ==================  =================   =================  ================

Basic and Diluted Loss per Share                   $       (1.24)       $      (2.91)        $     (1.66)      $     (3.95)
                                                ==================  =================   =================  ================
Basic and Diluted Weighted Average Shares
Outstanding                                               284,828            287,835             284,828           286,340
                                                ==================  =================   =================  ================


The accompanying notes are an integral part of these consolidated financial statements.

                          NorthEast Optic Network, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended June 30,
                                                                         1997                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                       $(471,848)       $(1,129,674)
         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities-
           Accretion of long-term obligations                                  --             26,642
           Depreciation and amortization                                  168,191            615,658
           Changes in assets and liabilities-
           Accounts receivable                                           (217,799)           937,307
           Refundable taxes from related party                                 --           (387,104)
           Prepaid expenses and other current assets                        2,249            (85,334)
           Restricted cash                                               (800,000)           (29,983)
           Accounts payable                                               (19,831)           834,064
           Accrued expenses                                               327,455            670,354
           Deferred revenue                                               166,747            220,133
           Deferred tax liability                                              --             25,000
                                                                                        ------------

               Net cash provided by (used in) operating activities       (844,836)         1,697,063
                                                                    -------------       -------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                                 --           (562,853)
           Purchases of communications network                         (5,314,048)       (14,148,101)
           Increase in intangible assets                                  (45,141)        (1,135,495)
                                                                    -------------       ------------

               Net cash (used in) provided by investing activities     (5,359,189)       (15,846,449)
                                                                    -------------       -------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
           Increase (Decrease) in construction accounts payable          (254,877)         2,224,223
           Proceeds from issuance of long-term obligations              1,600,000                 --
           Proceeds from note payable to related party                         --         15,775,000
           Payments on long-term obligations                             (184,356)          (274,446)
           Proceeds from issuance of ownership interest                 1,750,088                 --
           Proceeds from exercise of stock options and warrants                --             32,153
           Minority interest in subsidiary                               (342,516)        (1,108,933)
           Proceeds from sale of preferred stock, net                     800,035                 --
                                                                    -------------       ------------

              Net cash provided by financing activities                 3,368,374         16,647,997
                                                                    -------------       ------------

         NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                   (2,835,651)         2,498,611

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 4,864,925          1,098,452
                                                                    -------------       ------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 2,029,274       $  3,597,063
                                                                    =============       ============

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
             Cash paid during the year for--
             Interest                                                 $    90,681       $    467,502
                                                                    =============       ============
             Taxes                                                    $    29,950       $     34,883
                                                                    =============       ============
         SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
         AND FINANCING ACTIVITIES:
             Exercise of CMP warrant                                  $        --       $    532,836
                                                                    =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                   Notes to Consolidated Financial Statements

(1)  Operations and Significant Accounting Policies

     NorthEast Optic Network, Inc. (the Company) (formerly FiveCom, Inc.) and its subsidiaries are engaged in the ownership, management, operation and construction of fiber optic telecommunication networks in New England and New York. The Company was incorporated in Massachusetts in July 1989. In May 1996, FiveCom LLC, an operating subsidiary majority-owned by the Company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. (Mode 1), an affiliate of Northeast Utilities Services Company (NU), organized NECOM LLC in Massachusetts, with FiveCom LLC owning 60%, and Mode 1 owning 40% of the membership interest in NECOM LLC. In December 1996, FiveCom LLC and Central Maine Power Company (CMP), organized FiveCom of Maine LLC in Massachusetts, with CMP owning 66.7% and FiveCom LLC owning 33.3% of the membership interests in FiveCom of Maine LLC. In addition, CMP purchased a 90.9% interest in the Company, giving it a controlling interest in the Company. FiveCom LLC, NECOM LLC and FiveCom of Maine LLC commenced operations upon their respective dates of organization. Prior to the Reorganization completed on July 8, 1998 (see
     Note 8(a)--Reorganization) the Company had a controlling interest in all entities except FiveCom of Maine LLC (FiveCom of Maine LLC and the Company were commonly controlled by CMP). After the Reorganization, FiveCom of Maine LLC became a wholly owned subsidiary of the Company. As a result, the accompanying financial statements have been restated to give retroactive effect to the merger of FiveCom of Maine LLC with and into a subsidiary of the Company as a reorganization of entities under common control in a manner similar to a pooling of interest.

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements. -

     (A)  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1997 included in the Company's Prospectus for the sale of 4,500,000 shares of Common Stock and $180,000,000 of Senior Notes with the Securities and Exchange Commission on July 30, 1998.

                          NORTHEAST OPTIC NETWORK, INC.

                   Notes to Consolidated Financial Statements

     (B)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     (c)  Revenue Recognition

          Revenues on telecommunications network services are recognized ratably over the term of the applicable agreements with customers. Other service revenue, which consists of design and installation work, is recognized as services are performed.

(2)  Earnings per Share

     The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. In accordance with SEC Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's planned initial public offering. Diluted weighted average shares outstanding for 1997 and 1998 exclude the potential common shares from warrants, stock options and convertible preferred stock outstanding because to do so would have been antidilutive for the periods presented. The potential common shares excluded in the three and six months ended June 30, 1997 and 1998 related to outstanding warrants and stock options were 4,493, 4,493, 4,508 and 4,534 shares, respectively. The potential common shares excluded in the three and six months ended June 30, 1997 and 1998 related to convertible preferred stock were 1,076,937, 1,116,641, 1,116,641 and 1,116,641 shares, respectively. In addition, the warrants to purchase membership interest in a subsidiary (see Note 6(b)) have been excluded from diluted weighted average shares.

     Pro forma basic and diluted weighted average shares outstanding for the three months and six months ended June 30, 1998 have been calculated as if the reorganization and the stock offering had taken place on January 1, 1998.

                                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30, 1998              JUNE 30, 1998
Basic and Diluted Loss Per Share:
     Net loss available to shareholders                                        $     (836,520)          $     (1,129,674)
                                                                     =========================  =========================
     Weighted average shares outstanding                                               287,835                    286,340
                                                                     =========================  =========================
     Pro forma weighted average shares outstanding                                  16,064,247                 16,065,742
                                                                     =========================  =========================

     Basic and diluted loss per share                                                  $(2.91)                    $(3.95)
                                                                     =========================  =========================
     Basic and diluted pro forma loss per share                                        $(0.05)                    $(0.07)
                                                                     =========================  =========================

                          NORTHEAST OPTIC NETWORK, INC.

                   Notes to Consolidated Financial Statements





(3)  Contingencies

     Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and they believe there is no potential liability.

(4)  Principal Stockholders Agreement

     CMP and NU have entered into a Principal Stockholders Agreement dated May 28, 1998, whereby each such party agrees that, following the completion of the Offerings, it will not permit or cause the Company to (i) merge or consolidate, liquidate or dissolve, change its form of organization or sell, lease, exchange or transfer all or substantially all of its assets; or (ii) seek bankruptcy protection or certain other protection from creditors, unless both parties agree. After the closing of the proposed equity offering and debt financing, this agreement will remain in effect for so long as (a) NU owns at least 10% of the outstanding Common Stock of the Company, fully diluted and (b) the aggregate Common Stock of the Company owned by NU and CMP is at least 33-1/3% of the outstanding Common Stock of the Company, fully diluted. The Company expects that each of CMP and NU will be major creditors of the Company under their existing right-of-way agreements.

(5)  Note Payable to Related Party

     On October 7, 1997 the Company entered into a $30,000,000 construction loan agreement with CMP. The note bears interest at the LIBOR rate plus three hundred basis points. Interest is payable quarterly in arrears commencing January 1, 1998 through the conversion date (first day of the first month after the completion date of the NEON Project). Beginning on the first day of the first month after the conversion date, the loan is payable in equal monthly payments of principal plus interest accrued thereon. On October 1, 2002, all amounts are due and payable in full. If required by the Maine Public Utilities Commission (PUC), CMP has the option of demanding payment in full on April 1, 1999 of any amounts of the loan outstanding on April 1, 1999 that are necessary to cause CMP to be in compliance with the PUC's requirements concerning CMP's capitalization. The loan is secured by a perfected mortgage lien on the security interest in substantially all assets of the Company. As of June 30, 1998, $17,875,000 had been advanced under the loan agreement. On August 5, 1998 the Company utilized proceeds from its debt and equity offerings (see Note 7(c)) to repay, all outstanding borrowings under this debt arrangement. As a result of the repayment, the Company recorded an extraordinary charge of approximately $820,000 in the third quarter for the unamortized portion of deferred financing costs. In addition, this loan arrangement was terminated.

(6)  Equity Transactions

     (a)  Stock Split

          On June 23, 1998 the Board of Directors voted to increase the authorized common shares to 30,000,000.

     (b)  CMP Warrant

          During October 1997 and in connection with the CMP construction loan agreement (see Note 6), the Company issued a warrant to purchase 5,876 shares of membership interest in FiveCom LLC

                          NORTHEAST OPTIC NETWORK, INC.

                   Notes to Consolidated Financial Statements


          to the lender at an exercise price of $.01 per share. The warrant expires on October 7, 2002. At the time of issuance, the warrant was recorded as a discount on the agreement and as a component of stockholders' equity in the accompanying consolidated balance sheet at $532,836, the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. The discount is being amortized as interest expense over the term of the debt. The warrant contains put and call options and a right of first refusal. At the earlier of three years from the date of the agreement or upon any reorganization, as defined, or an initial public offering, the lender shall have the right to require the Company to repurchase the warrant at fair market value, as defined. In addition, the Company has the option to purchase the warrant prior to the warrant exercise at the fair market value, as defined. On July 8, 1998, CMP exercised its warrant.

(7)  Subsequent Events

     (a)  Reorganization

          Prior to the Reorganization, approximately 90.9% of the Company was owned by MaineCom Services. In addition, the Company had one direct subsidiary, FiveCom LLC, of which the Company owned approximately 82.6% of the outstanding membership interests, with 9.9% of the outstanding membership interests being owned by Mode 1, 5% of the outstanding membership interests being owned by CMP and the remaining membership interests being owned by certain individuals. FiveCom LLC in turn owned 60% of the outstanding membership interests in NECOM LLC (with Mode owning the other 40%) and 33.3% of the outstanding membership interests of FiveCom of Maine LLC with MaineCom Services owning the other 66.7%).

          In order to simplify the corporate structure and in contemplation of the Offerings, the Company's major stockholders decided to reorganize the Company. In April 1998, prior to the Reorganization, CMP exercised its warrants to purchase 5,876 shares of membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and on July 8, 1998, (i) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom Services) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for 3,470,470 shares of the Series B Convertible Preferred Stock of the Company; (ii) FiveCom LLC and NECOM LLC were each merged with and into the Company; (iii) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., a wholly-owned subsidiary of the Company; and (iv) the Company was reincorporated in Delaware under the name "NorthEast Optic Network, Inc." and the Company's Certificate of Incorporation was amended and restated.

          As a result of the Reorganization, (i) MaineCom Services ownership of the Company was reduced to 52.82%, with Mode 1 gaining an ownership interest of 40.84% in the Company, and (ii) FiveCom LLC and NECOM LLC were merged with and into the Company, and FiveCom of Maine LLC became a wholly-owned subsidiary of the Company which was converted from a Massachusetts limited liability company into a Delaware corporation.

          On July 8, 1998, the Company entered into a Restructuring and Contribution Agreement with CMP, MaineCom Services (a wholly-owned subsidiary of CMP) and Mode 1 (an affiliate of NU) relating to the restructuring of the Company. Pursuant to this Agreement, each of MaineCom Services and Mode 1 exchanged membership interests in subsidiaries of the Company for shares of the Series B Convertible Preferred Stock of the Company. In addition, pursuant to the Restructuring and Contribution

                          NORTHEAST OPTIC NETWORK, INC.

                   Notes to Consolidated Financial Statements


          Agreement, the Company's President and the Company's Vice President, Operations, exchanged their membership interests in FiveCom LLC, a subsidiary of the Company, for shares of the Series B Convertible Preferred Stock of the Company.

          Prior to the reorganization, Fivecom, Inc., NU, and other minority interests owned 82.7%, 9.9% and 7.4%, respectively, of FiveCom LLC membership interests. CMP through its ownership in FiveCom, Inc. owned a 75.1% interest in FiveCom LLC. In connection with the Reorganization, the Company will record an intangible asset of approximately $46,000,000 to reflect the Company's exchange of membership interest (acquisition) related to NU's minority interest in a subsidiary (NECOM LLC), in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combinations (AIN-39). The intangible will be amortized over 30 years, reflecting assignment of value to goodwill and to the rights-of-ways, which have 30-year terms.

          (b)  Stockholders' Equity

          The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

          In connection with the Reorganization, the par value of the Series A convertible preferred stock, Series B convertible preferred stock and common stock was reduced from $0.05 to $0.01 per share, resulting in a reduction in par value of $3,133, $38,509 and $4,557 in Series A convertible preferred stock, Series B convertible preferred stock and common stock, respectively, and a corresponding increase in additional paid-in capital of $46,199. All par value amounts have been retroactively restated to reflect the reduction.

          In connection with the Reorganization, the conversion rate on the Series A convertible preferred stock was reduced to a 1:1 ratio and 199,636 additional shares of Series A Convertible Preferred Stock were issued to adjust for such reduction.

          In July 1998, the Company's Board of Directors voted to effect a 2.5-to -1 common stock split. Series A and B convertible preferred stock will convert at a rate equal to the common stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

          (c)  Initial Public Offering and $180 Million Debt Offering

          On August 5, 1998, the Company completed the sale of 4,500,000 shares of its Common Stock at a price of $12.00 per share. Of the aggregate shares of Common Stock sold, 4,000,000 were sold for the account of the Company generating net proceeds to the Company of approximately $44,640,000 and 500,000 shares were sold for account of certain stockholders of the Company. In addition, the Company completed the sale of $180,000,000 Senior Notes Due 2008, generating net proceeds to the Company of approximately $174,600,000. The Company used approximately $20,000,000 of the net proceed to repay borrowings under the note payable to CMP and other outstanding debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

       In addition to historical information contained herein, this Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this Report regarding the Company's financial position, business strategy and plans, objectives for future operations, technical developments, Year 2000 compliance and industry conditions
- - other than statements of historical facts - - are forward-looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, the Company can give no assurance that such expectations will prove to be correct.

       These forward looking statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the factors described under the heading "Certain Factors That May Affect Future Results" below.

Overview

       The Company is a facilities-based provider of technologically advanced, high bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. The Company is currently expanding its fiber optic network, the NEON system, to encompass over 900 route miles, or more than 60,000 fiber miles, in New York and New England (the "Northeast").

       The Company generates revenue primarily through the leasing of capacity on its network and also through the provision of services consisting principally of design and installation work. The Company generally receives fixed monthly payments from its customers for the leasing of capacity on its network and recognizes revenues ratably over the term of the applicable customer agreement. Other service revenues are recognized when services are performed.

Results Of Operations

       The Company did not generate significant revenues until the last half of 1997. Revenues through the second quarter of 1997 consisted primarily of lease payments from MCI Communications Corporation. The Company began recognizing revenues under additional recurring lease arrangements in the third quarter of 1997.

       The Company's revenues increased by $71,007, or 64%, to $182,412 in the three months ended June 30, 1998 from $111,405 for the comparable period in 1997. Revenues increased by $222,370, or 200%, to $333,775 in the first six months of 1998 from $111,405 in the comparable period in 1997. Revenues in 1998 were generated by recurring lease services to customers, which commenced primarily during the second half of 1997.

       Total cost of sales for the second quarter of 1998 were $810,892, an increase of 100% over the $405,038 recorded in the second quarter of 1997. Total cost of sales for the first six months of 1998 were $1,058,278, an increase of 106% over the $513,396 recorded in the comparable period in 1997. The increase was primarily due to rights-of-way fees resulting from network expansion in the Company's service territory.

       Selling, general and administrative expenses increased to $867,637 in the second quarter of 1998 from $445,930 in the second quarter of 1997, and to $1,092,759 for the first six months of 1998 from $650,205 in the comparable period in 1997, reflecting the cost of developing management, sales and infrastructure resources.

       Depreciation and amortization expense was $313,645 in the second quarter of 1998 as compared to $135,204 in the second quarter of 1997. Depreciation and amortization expense was $615,658 for the first six months of 1998, compared to $168,191 for the first six months of 1997. The increase resulted from higher depreciation expense, resulting from additional portions of the NEON system being placed into service.

       Interest income increased in the second quarter of 1998 to $56,550 compared to $28,118 in the second quarter of 1997, and to $86,872 for the first six months of 1998 from $84,756 for the comparable period of 1997. The increase was due primarily to higher cash balances resulting from unspent borrowings under the Company's long-term construction loan agreements.

       Interest expense (including the amortization of financing costs) increased in the second quarter of 1998 to $365,223 from $481 in the second quarter of 1997 and to $457,039 for the first six months of 1998 from $481 for the first six months of 1997. The increase resulted from interest incurred on borrowings under long term construction loan agreements with Central Maine Power Company ("CMP") and Peoples' Heritage Bank. All borrowings under these loan agreements were repaid upon the closing of the Offerings (as defined below).

       Minority interest increased in the second quarter of 1998 to $794,435 from $397,644 in the second quarter of 1997 and to $1,108,933 for the first six months of 1998 from $535,264 for the comparable period of 1997. The increase resulted in a rise in the proportionate share of the net losses of subsidiaries.

       Benefit from income taxes increased in the second quarter of 1998 to $487,480 from $96,000 in the second quarter of 1997 and to $564,480 in the first six months of 1998 from $129,000 for the comparable period of 1997. The benefit related to refundable income taxes resulting from the Company's tax sharing arrangement with CMP, which terminated upon the closing of the Offerings.

       A net loss of $836,520 was recorded in the second quarter of 1998 versus a net loss of $353,486 in the second quarter of 1997. For the six months ended June 30, 1998, the Company recorded a net loss of $1,129,674, compared to $471,848 for the first six months of 1997. The increase in net loss is primarily attributable to the factors discussed above.

Liquidity and Capital Resources

       In August 1998, the Company completed an initial public offering of common stock with net proceeds to the Company of approximately $44 million (after deducting estimated expenses), and a concurrent offering of 12 3/4% Senior Notes due 2008 (the "Notes"), resulting in net proceeds to the Company of approximately $177 million (after deducting estimated expenses) (collectively, the "Offerings"). The approximately $218 million in net proceeds of the Offerings are not reflected in the Company's cash balances at June 30, 1998.

       Net cash generated from (used in) operating activities was $(844,836) and $1,697,063 for the six months ended June 30, 1997 and 1998, respectively. Net cash generated for the six months ended June 30, 1998 was due primarily to the prepayment in full by New England Fiber Communications Company for telecommunications network services and increased vendor payables.

       Cash flow from financing activities was $3,368,374 and $16,647,997 in the six months ended June 30, 1997 and 1998, respectively. Cash flow from financing activities during these periods was generated by borrowings of $1,600,000 and $15,775,000 respectively under long-term construction loan agreements and an additional amount of $2,550,123 in the six months ended June 30, 1997 from the sale of equity securities of the Company.

       Cash used in investing activities totaled $5,359,189 and $15,846,449 in the six-month periods ended June 30, 1997 and 1998, respectively. Cash requirements consisted primarily of the cost of construction to build the NEON system.

       The Company anticipates that it will continue to experience negative cash flow as it expands the NEON system, constructs additional networks and markets its services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of the NEON system as currently planned, and, as a result, the Company intends to use cash on hand and the net proceeds of the Offerings to fund this expansion and development. Management believes that the net proceeds of the Offerings in addition to cash from operations will be sufficient to fund the substantial completion of the NEON system as currently planned as well as its other working capital needs. The expectations of required future capital expenditures are based on the Company's current estimates. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program.

Year 2000

       Although the Company believes that no critical software systems of the Company will be impacted by the Year 2000 computer problem, the Company is taking steps to verify whether third parties with whom it has material relationships, including customers and vendors, are Year 2000 compliant, and whether the failure of any third party to be Year 2000 compliant could have a material impact on the Company. The Company initiated formal communications with such third parties to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 problems. Accordingly, the Company has not yet determined its Year 2000 compliance expense or the related potential effect on the Company's earnings, nor has it determined whether a contingency plan is necessary.

Certain Factors That May Affect Future Results

       The future financial and operating results of the Company remain difficult to predict, and are subject to various risks and uncertainties, including those set forth below.

       The Company's current business has only a very limited history. As a facilities-based provider of fiber optic transmission capacity, the Company is a development stage company in the process of constructing the NEON system throughout the Northeast. Although limited portions of the NEON system are currently operational, the Company does not expect to begin to realize any substantial revenue until the NEON system is substantially completed. The Company does not expect to achieve substantial completion of the NEON system as currently planned until the end of 1999. The Company has incurred net losses from inception. The Company's future operating results will fluctuate annually and quarterly due to several factors, some of which are outside the control of the Company. These factors include the cost of construction of the NEON system (including any unanticipated costs associated therewith), the availability of rights-of-way ("ROWs"), the cost and timely availability of equipment and construction contractors, pricing strategies for its services, changes in the regulatory environment, changes in telecommunications technology and changes in general and local economic conditions. In addition, the extent of the demand for the Company's services cannot be estimated with any degree of certainty.

       In addition, the development of the Company's business, the completion of the NEON system and the development of the Company's services and customer base will require significant expenditures, most of which will need to be made before the Company is able to offer services over substantially all of the NEON system. These expenditures, together with associated operating expenses, will adversely impact cash flow and profitability until an adequate customer base is established. To date, the Company has expended substantial amounts on construction of the NEON system. Such cash expenditures have been funded by proceeds from the Company's financing activities. Accordingly, the Company has generated negative cash flow. There can be no assurance that the Company will not need to obtain additional capital to complete the NEON system.

       The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost-effective completion of the NEON system. Factors that could affect such completion include, among other things,
(i) obtaining adequate ROWs on acceptable terms in and between major cities in the Northeast not covered by utility ROWs currently available to the Company,
(ii) obtaining required governmental permits and certifications where necessary and (iii) delays or disruptions resulting from physical damage, power loss, defective equipment or the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner.

       In order to complete the NEON system, the Company must obtain additional rights-of-way and other permits to install fiber optic cables from third parties, including electric utilities, transit authorities and others. The Company has not yet obtained the necessary ROWs to expand the NEON system to encompass the planned New York local loop. The Company may be required to pay cash or provide in-kind facilities for these ROWs or other ROWs to accommodate extensions to the NEON system. The Company is unable to predict with certainty the cost of obtaining necessary ROWs, and there can be no assurance that it will be able to obtain such ROWs on acceptable terms, if at all. In addition, if CMP or the Northeast Utilities operating companies ("NU") or any other entity with whom the Company has an agreement seeks bankruptcy or other protection from its creditors, the Company's ability to exercise rights to obtain route extensions or other rights under its agreement with such entity may be adversely affected.

       The Company expects that it will require a substantial amount of capital to complete the build-out of the NEON system as currently planned. In the event that the proceeds of the Offerings are insufficient to meet its capital expenditure or other capital requirements, the Company would be required to obtain funding from other sources to complete the construction of the NEON system and to fund operating losses. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms.

       The Company's ability to implement its business strategy is dependent upon the Company's ability to secure a market for its leased dark and lit fiber optic capacity and obtain service contracts with communications carriers. Many of the Company's targeted customers are companies that may also be the Company's potential competitors. If the Company's services are not satisfactory or cost competitive, the Company's potential customers may elect to develop other alternatives in the Company's markets. The Company has incurred and will continue to incur significant operating expenses and has made and will continue to make significant capital investments, in each case based upon certain expectations as to the anticipated customer demand for the Company's services in its markets.

       The Company's business strategy assumes that its current and future service revenues will come from a limited number of communications carriers. Therefore, dissatisfaction with the Company's services by a relatively few number of customers could have a material adverse effect on the Company's business, financial condition and results of operations. The

Company is aware that certain inter-exchange carriers are constructing or considering constructing new networks, or buying companies with local networks, which could reduce their need for the Company's services.

       Implementation of the Company's business strategy also will require substantial growth in the Company's management staff, support systems and other operations and may be affected by factors such as: (i) the availability of financing and regulatory approvals; (ii) the existence of strategic alliances or relationships; (iii) technological, regulatory or other developments in the Company's business; (iv) changes in the competitive climate in which the Company operates; and (v) the emergence of future opportunities.

       The Company's future performance will depend to a significant extent upon the efforts and abilities of its senior executives. There can be no assurance that the Company will be able to attract and retain qualified executives to achieve its business operations.

       The construction and operation of the NEON system by the Company is dependent upon indefeasible rights of use ("IRUs") granted to the Company in ROWs and in fiber optic filaments. IRUs, which are created by contract, have been used extensively in the telecommunications industry. Although IRUs confer upon the holder certain indicia of ownership, legal title and the right to control the ROW or the fiber optic filaments, as the case may be, remain in the hands of the grantor. Therefore, while IRUs might be construed as conferring a significant equitable right in the ROW or the fiber optic filaments, as the case may be, the legal status of IRUs remains uncertain, and there can be no assurance that a trustee in bankruptcy would not void an IRU in the event of the bankruptcy of the grantor of such IRU. In addition, the IRUs granted by CMP and NU are subject to pre-existing, system-wide mortgages used to secure utility bonds issued by those companies. The Company has sought acknowledgments from the NU companies' indenture trustees that the Company's rights under the ROW agreements between the Company and NU (the "NU Agreements") would be recognized in the event of the foreclosure of the related mortgage. Although agreements have been obtained from certain of the indenture trustees, if such an agreement is not obtained from the trustees for one or more of the NU companies, a default by any such company under its mortgage that resulted in the foreclosure of the mortgage could result in the Company losing its rights under the NU Agreements in the state in which such company operates. The Company has not sought such acknowledgments from CMP's indenture trustee because, unlike in the NU Agreements, in the agreement between the Company and CMP relating to the Company's right of use in fiber-optic filaments within a cable along a certain route in CMP's service territory (the "CMP Agreement"), the Company is not entitled to such acknowledgments. A default by CMP under its mortgage that results in the foreclosure of the mortgage could result in the Company losing its rights under the CMP Agreement.

       The Company's IRUs are derivative of the grantor's interest in the real property on which the NEON system is located. To the extent that the grantor has a limited easement in such property, the IRUs granted to the Company may be alleged to be insufficient for the Company's uses. Certain landowners have asserted claims against the Company on this basis, and, to date, in one such case, rather than electing to contest the landowner's interpretation of the scope of the easement, the Company has made a payment to such landowner to acquire a ROW meeting the Company's requirements. The Company believes that the easements granted by a substantial number of landowners to grantors of the Company's IRUs are similar in scope to those with respect to which claims have been asserted, and there can be no assurance that additional claims will not be made in the future.

       The NU Agreements and the CMP Agreement contain provisions which acknowledge the right of NU and CMP, respectively, to make the provision of electrical services to their own customers their top priority; NU and CMP are required only to exercise "reasonable care" with respect to the Company's facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair the operation of the NEON system. In addition, certain of the Company's construction efforts are constrained by the ability of NU and CMP to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. The Company has experienced construction delays in the past as a result of the inability to timely de-energize certain segments and may experience such delays in the future.

       The telecommunications industry is highly competitive. The Company faces substantial competition from incumbent local exchange carriers ("ILECs"), which currently dominate their local telecommunications markets, and competitive local exchange carriers ("CLECs"), most of which have greater financial and other resources than the Company. In addition to ILECs and CLECs, potential competitors capable of offering services similar to those offered by the Company include interchange carriers ("IXCs"), other facilities-based communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone system operators and end-users with private communications networks. NU and CMP each own or have an IRU in certain fibers in the cable that includes the NEON system, which permit NU and CMP to compete directly with the Company in the future if they are not using these fibers for their own corporate requirements. The Company's ROWs are nonexclusive in that other service providers (including the utilities themselves) could install competing networks using the same ROWs.

       In the future, the Company may be subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, the consolidation in the industry among local and long distance service providers and the effects of deregulation resulting from the Telecommunications Act of 1996 (the "1996 Act"). The introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be crucial to maintain its competitive position or what expenditures will be required to develop profitably and provide such products and services.

       Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state and local governmental regulations will greatly influence the viability of the Company. Consequently, undesirable regulatory changes could adversely affect the Company's business, financial conditions and results of operations. For instance, while the Company does not believe that its fiber offerings, as proposed, are subject to common carrier regulation by the Federal Communications Commission ("FCC") or under the common carrier provisions of the Communications Act of 1934, as amended (the "Communications Act"), except with respect to its provision of telecommunications services on a common carrier basis offered through its subsidiaries in New York and Connecticut, the Company cannot predict the future regulatory status of its business. The FCC has recognized a class of private, non-common carriers whose practice it is to make individualized decisions on what terms and with whom to deal. These carriers may be subject to FCC jurisdiction but are not currently extensively regulated. Such private carriers include entities providing "telecommunications" for a fee as defined in the 1996 Act, which may include certain of the Company's offerings. In the event that the Company becomes subject to the FCC's jurisdiction, it will be required to comply with a number of regulatory requirements, including, but not limited to rate regulation, reporting requirements, special payments, including universal service assessments and access charges, and required service offerings. Compliance with these regulatory requirements may impose substantial administrative burdens on the Company. In addition, ILECs, CLECs and IXCS are subject to various federal telecommunications laws. Accordingly, changes in federal telecommunications law may affect the Company's business by virtue of the interrelationships that exist among the Company and many of these regulated telecommunications entities. It is difficult for the Company to forecast at this time how these changes will affect the Company in light of the complex interrelationships that exist in the industry and the different levels of regulation.

       The Company is subject to state regulation, which can vary substantially from state to state. The Company's subsidiaries in New York and Connecticut have petitioned to provide telecommunications services on a certificated common carrier basis. Therefore, such subsidiaries may be subject to the obligations that applicable law places on all similarly certificated common carriers as described above, including: the filing of tariffs, state regulation of certain service offerings and pricing, requirements for interconnection with and resale to other carriers, payment of regulatory fees and assessments, and reporting requirements. In some jurisdictions, the Company's pricing flexibility for intrastate services may be limited because of regulation, although the Company's direct competitors are expected to be subject to similar restrictions.

       The Company has contracted to NU and CMP substantially all of the engineering, routine maintenance and construction supervision activities associated with the construction of that portion of the NEON system located on NU and CMP properties and the Company has contracted to various third party contractors, as well as CMP, the construction of the NEON system. As a result, the Company may have less control over the timeliness and quality of the work performed by such parties than if such work were to be performed by the Company's own employees. In addition, as a result of their activities on behalf of the

Company, NU, CMP and such contractors may from time to time have access to certain proprietary information about the Company.

       The telecommunications industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those provided by the Company.

       The Company is dependent upon third-party suppliers for a number of components and parts used in the NEON system. In particular, the Company purchases cable that includes fiber optic glass manufactured by Lucent Technologies, Inc. ("Lucent"). The Company believes that there are alternative suppliers or alternative components for all of the components contained in the NEON system. However, any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with its suppliers and manufacturers or delay in transitioning a replacement supplier's product into the NEON system could disrupt the Company's operations.

       The Company anticipates that prices for its services to carriers specifically, and interstate services in general, will continue to decline over the next several years due primarily to (i) price competition as various network providers continue to install networks that compete with the NEON system, (ii) technological advances that permit substantial increases in the transmission capacity of both new and existing fiber and (iii) strategic alliances or similar transactions, such as long distance capacity purchasing alliances among certain ILECs, that increase customer purchasing power.

       The Company is not currently engaged in the transmission of voice, data or video services and does not provide switched voice and data services. Accordingly, the Company, unlike some telecommunications companies, derives and expects to continue to derive substantially all of its revenues from the leasing of fiber optic capacity to its customers, many of whom transmit voice, data or video information or provide switched voice and data services. The limited nature of the Company's current services could limit potential revenues and result in the Company having lower revenues than competitors which provide a wider array of services.

       The Company's success in marketing its services to its customers requires that the Company provide competitive reliability, capacity and security via its network. The Company's network and the infrastructures upon which it depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security and other disruptions beyond the control of the Company that may cause interruptions in service or reduced capacity for customers. The Company's agreements with its customers typically provide for the payment of outage related credits (a predetermined reduction or offset against the Company's lease rate when a customer's leased facility is non-operational or otherwise does not meet certain operating parameters) or damages in the event of a disruption in service, which credits or damages could be substantial.

       The Company is highly leveraged. The Company's high degree of leverage could have adverse consequences to the holders of the Company's securities, including, among other things: (i) commencing on August 15, 2002, a substantial portion of the Company's cash flow will be dedicated to the payment of the Company's interest expense with respect to the Notes and such cash flow may be insufficient to meet its payment obligations on the Notes in addition to paying other obligations of the Company as they become due; (ii) the Company's ability to obtain any necessary financing in the future for completion of the NEON system or other purposes may be impaired; (iiii) certain of the future borrowings by the Company may be at variable rates of interest that could cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more leveraged than its competitors, which may place the Company at a competitive disadvantage; and (v) the Company may be vulnerable to a downturn in its business or the economy generally or to delays in or increases in the cost of constructing the NEON system. There can be no assurance that the Company will be able to generate sufficient cash flow to pay its indebtedness and its other obligations as they become due.

       The indenture under which the Notes were issued imposes significant operating and financing restrictions on the Company and its present and future subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur certain indebtedness, pay dividends and make certain other restricted payments, create liens, issue and sell capital stock or subsidiaries, guarantee certain indebtedness, sell assets or consolidate, merge or transfer all or substantially all of their assets.

       CMP and NU beneficially own or control a majority of the outstanding Common Stock of the Company. As a result of their stock ownership, these stockholders acting together will be able to continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval. The Company has entered into various agreements with CMP and NU. Certain conflicts may arise between the interests of CMP and NU and the securityholders of the Company.


PART II -  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

      On July 30, 1998, the Company commenced the initial public offering of its Common Stock and the concurrent offering of the Notes pursuant to a Registration Statement on Form S-1 (Commission file number 333-53441, declared effective July 30, 1998). The Offerings closed on August 5, 1998, resulting in the sale of 4,500,000 shares of Common Stock (of which, 4,000,000 shares were sold by the Company and 500,000 shares were sold for the account of certain shareholders) at a public offering price of $12.00 per share

(constituting aggregate gross proceeds of $44,640,000 for the account of the Company and $5,580,000 for the account of the selling stockholders) and $180,000,000 aggregate principal amount of the Notes (constituting all of the Notes registered and resulting in aggregate gross proceeds of $174,600,000 for the account of the Company). An additional 1,000,000 shares of Common Stock, which had been registered for sale by the selling stockholders, were not sold.

The managing underwriters of the Offerings were Credit Suisse First Boston and Warburg Dillon Read LLC.

Through August 31, 1998, the following expenses were incurred for the Company's account in connection with the Offerings:

--------------------------------------------------------------------------------------------------------------------
                                         Offering of Common Stock                       Offering of Notes
--------------------------------------------------------------------------------------------------------------------
Underwriting discount                                              $3,360,000                            $5,400,000
--------------------------------------------------------------------------------------------------------------------
Expenses paid to or for underwriters                                       --                                    --
--------------------------------------------------------------------------------------------------------------------
Other expenses (estimated                                            $600,000                              $600,000
--------------------------------------------------------------------------------------------------------------------
Total expenses (estimated)                                         $3,960,000                            $6,000,000
--------------------------------------------------------------------------------------------------------------------
Net offering proceeds                                             $44,040,000                          $174,000,000
--------------------------------------------------------------------------------------------------------------------

The payments shown as "Other expenses" were made to persons other than directors, officers or their associates, persons owning ten percent or more of any class of equity securities of the issuer, or affiliates of the issuer.

Through August 31, 1998 the net proceeds of the Offerings were used as follows:

--------------------------------------------------------------------------------------------------------------------
Purchase of U.S. Government obligations to provide for                                                  $72,258,419
payment in full of first seven scheduled interest
payments due on the Notes
--------------------------------------------------------------------------------------------------------------------
Repayment of indebtedness                                                                               $19,573,970
--------------------------------------------------------------------------------------------------------------------
Capital expenditures (construction of NEON system)                                                      $10,000,000
--------------------------------------------------------------------------------------------------------------------
Working capital                                                                                            $500,000
--------------------------------------------------------------------------------------------------------------------
Payment of certain bonuses                                                                                 $500,000
--------------------------------------------------------------------------------------------------------------------






Other use of proceeds                                                                                          $-0-
--------------------------------------------------------------------------------------------------------------------
Temporary investments*                                                                                 $106,030,615
--------------------------------------------------------------------------------------------------------------------
Total use of proceeds                                                                                  $208,863,004
--------------------------------------------------------------------------------------------------------------------

-------------------
*Temporary investments represent short-term, highly liquid securities having maturities when purchased of less than one year.

As described in the prospectuses related to the Offerings, (i) a total of $18,026,519 of the amount designated above as "repayment of indebtedness" was paid to one of the stockholders of the Company and (ii) the bonuses described above were made to the President of the Company.

Other than as set forth in the prior paragraph, the net proceeds of the Offerings were paid to persons other than directors, officers or their associates, persons owning ten percent or more of any class of equity securities of the issuer, or affiliates of the issuer.

Item 4.    Submission of Matters to a Vote of Security Holders

       The following matters were submitted to a vote of securities holders since the beginning of the quarter ended June 30, 1998:

       1) At the Company's Annual Meeting of Stockholders held on May 13, 1998, the Company's stockholders approved the reincorporation of the Company in Delaware, an amendment to the Company's Certificate of Incorporation, the Company's 1994 Stock Option Plan and the appointment of Arthur Andersen LLP as the Company's independent public accountants, in each case by a vote of 5,022,780 shares in favor, no shares against, and 250 shares abstaining.

       2) At a Special Meeting of Stockholders held on May 26, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation and the Company's 1998 Stock Incentive Plan, in each case by a vote of 4,991,758 shares for and no shares against.

       3) By written consent dated July 28, 1998 and signed by the holders of 11,654,035 shares of the outstanding capital stock of the Company and at least a majority of the outstanding capital stock of the Company entitled to vote on the matters set forth therein, the Company's stockholders approved the amendment and restatement of the Company's Certificate of Incorporation, By-Laws and 1998 Stock Incentive Plan.

Item 5.   Other Information

       Persons named in the Company's proxy for the 1999 Annual Meeting of Stockholders will have discretionary authority to vote on any matter proposed by a stockholder for consideration at the 1999 Annual Meeting that is not included in the Company's proxy statement relating to such meeting if the Company has not received notice of such proposal within a reasonable time before the Company mails its proxy materials for such meeting.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K

           None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               /s/ Richard A. Crabtree
                                               ---------------------------------
                                               Richard A. Crabtree
                                               Chairman of the Board and
                                               Chief Executive Officer



                                               /s/ William Fennell
                                               ---------------------------------
                                               William Fennell
                                               Chief Financial Officer

                          NORTHEAST OPTIC NETWORK, INC.
                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------


27                    Financial Data Schedule