Form 10-Q
period 1998-09-30
NORTHEAST OPTIC NETWORK INC
filed 1998-11-16
CIK 1062233

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           ----------------------------------------------------------

                                    FORM 10-Q

MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
(State or other jurisdiction                  (I.R.S. Employer Identification
      of incorporation)                                    Number)

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

             Yes [X]                                      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock: 16,066,335 shares of Common Stock, $.01 par value per share, as of September 30, 1998.

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements:

                          NORTHEAST OPTIC NETWORK, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               September 30,        December 31,
                                                                                   1998                1997
CURRENT ASSETS:
Cash and cash equivalents                                                      $  67,678,378       $    1,098,452
Short-term restricted cash                                                        22,857,039                    -
Short-term investments                                                            47,939,097                    -
Accounts receivable                                                                  133,080            1,034,391
Refundable taxes from related party                                                  755,838              368,734
Prepaid expenses and other current assets                                            382,940               13,572
                                                                               -------------       --------------

Total current assets                                                             139,746,372            2,515,149
                                                                               -------------       --------------

PROPERTY AND EQUIPMENT, AT COST:
Communications network                                                            15,814,057           15,583,770
Machinery and equipment                                                            1,474,188               54,927
Motor vehicles                                                                        29,426               29,426
Furniture and fixtures                                                                30,432               11,918
Communications network construction in progress                                   27,722,836            1,292,492
                                                                               -------------       --------------
                                                                                  45,070,939           16,972,533

Less--Accumulated depreciation                                                     1,020,089              437,830
                                                                               -------------       --------------
                                                                                  44,050,850           16,534,703
                                                                               -------------       --------------

RESTRICTED CASH                                                                   50,661,674              819,923

INTANGIBLE ASSETS, NET
Prepaid right-of-way fees, related party                                           2,162,775            2,348,156
Goodwill                                                                          47,472,143                    -
Deferred financing costs                                                           6,157,517            1,241,170
Other                                                                                 23,022                1,899
                                                                               -------------       --------------

                                                                               $ 290,274,353       $   23,461,000
                                                                               =============       ==============

CURRENT LIABILITIES:
Current maturities of long-term obligations                                    $     208,807       $    1,982,911
Accounts payable                                                                     697,038              294,758
Accounts payable construction-in-progress                                          1,569,750            1,199,293
Accrued expenses                                                                   6,812,444              571,593
Accrued right-of-way fees, related party                                           1,050,909              785,535
Deferred revenue                                                                   1,349,708            1,144,170
                                                                               -------------       --------------

Total current liabilities                                                         11,688,656            5,978,160
                                                                               -------------       --------------

DEFERRED TAX LIABILITY                                                                86,000               61,000
                                                                               -------------       --------------

NOTE PAYABLE TO RELATED PARTY                                                              -            2,100,000
                                                                               -------------       --------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                   180,000,000              135,994
                                                                               -------------       --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                             -            5,338,786

COMMITMENTS AND CONTINGENCIES

CMP WARRANT                                                                                -              532,836

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $.01 par value-
Authorized--200,000 shares; 0 and 78,324 shares issued and                                 -                  783
outstanding at September 30, 1998 and December 31, 1997,
respectively
Series B convertible preferred stock, $.01 par value-
Authorized--4,500,000 shares; 0 and 962,734 shares issued and                              -                9,627
outstanding at September 30, 1998 and December 31, 1997,
respectively
Common stock, $.01 par value-
Authorized--30,000,000 shares; 16,066,333 and 113,928 shares issued                  160,663                2,848
and outstanding at September 30, 1998 and December 31, 1997, respectively
Warrants                                                                               8,595                8,595
Additional paid-in capital                                                       108,118,249           11,817,216
Accumulated deficit                                                               (9,787,810)          (2,524,845)
                                                                               -------------       --------------

Total stockholders' equity                                                        98,499,697            9,314,224
                                                                               -------------       --------------

                                                                               $ 290,274,353       $   23,461,000
                                                                               =============       ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                        Nine Months Ended
                                                   September 30,                             September 30,


                                             1997                  1998                 1997                  1998

REVENUES:                               $     133,005         $     172,161        $     244,410         $     505,937
                                        -------------         -------------        -------------         -------------
EXPENSES:
   Cost of sales                              289,777               546,504              803,173             1,604,782
   Selling, general and
      administrative                          172,554             2,272,808              822,759             3,365,567
   Depreciation and
      amortization                            137,936               491,633              306,127             1,107,291
                                        -------------         -------------        -------------         -------------
           Total expenses                     600,267             3,310,945            1,932,059             6,077,640
                                        -------------         -------------        -------------         -------------
           Loss from operations              (467,262)           (3,138,784)          (1,687,649)           (5,571,703)
                                        -------------         -------------        -------------         -------------
OTHER INCOME (EXPENSE):
   Interest income and other, net              38,603             1,615,895              123,359             1,702,767
   Interest expense                           (37,297)           (3,275,400)             (37,778)           (3,732,439)
                                        -------------         -------------        -------------         -------------
           Total other income
           (expense)                            1,306            (1,659,505)              85,581            (2,029,672)
                                        -------------         -------------        -------------         -------------
           Loss before minority
           interest in
           subsidiaries' earnings
           and provision for
           (benefit from) income
           taxes                             (465,956)           (4,798,289)          (1,602,068)           (7,601,375)

MINORITY INTEREST                             218,721                     -              753,985             1,108,933

PROVISION FOR (BENEFIT FROM)
INCOME TAXES                                  (53,000)                    -             (182,000)             (564,480)
                                        -------------         -------------        -------------         -------------
NET LOSS BEFORE
EXTRAORDINARY ITEM                      $    (194,235)        $  (4,798,289)       $    (666,083)         $ (5,927,962)

EXTRAORDINARY ITEM                                  -            (1,335,004)                   -            (1,335,004)
                                        -------------         -------------        -------------         -------------
NET LOSS                                $    (194,235)        $  (6,133,293)       $    (666,083)        $  (7,262,966)
                                        =============         =============        =============         =============

BASIC AND DILUTED LOSS PER
SHARE BEFORE
EXTRAORDINARY ITEM                      $(0.68)               $(.48)               $(2.34)               $(1.66)
                                        ======                =====                ======                ======
BASIC AND DILUTED LOSS PER
SHARE AFTER EXTRAORDINARY
ITEM                                    $(0.68)               $(.61)               $(2.34)               $(2.03)
                                        ======                =====                ======                ======
BASIC AND DILUTED WEIGHTED
AVERAGE SHARES
OUTSTANDING                                   284,828            10,063,870              284,828             3,581,332
                                        =============         =============        =============         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Nine Months Ended September 30,

                                                                  1997                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $   (666,083)        $ (7,262,966)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-

      Extraordinary item - write-off of deferred                             -            1,335,004
        financing costs
      Loss on disposal of property and equipment                             -                8,953
      Accretion of long-term obligations                                     -               62,165
      Amortization of deferred financing costs                               -              104,365
      Depreciation and amortization                                    306,127            1,107,291
      Changes in assets and liabilities-
        Accounts receivable                                            (75,242)             901,311
        Refundable taxes from related party                                  -             (387,104)
        Prepaid expenses and other current assets                       (8,023)            (369,368)
        Accounts payable                                               112,064              402,280
        Accrued expenses                                               321,977            4,455,326
        Deferred revenue                                                 6,554              205,538
        Deferred tax liability                                               -               25,000
                                                                  ------------         ------------
           Net cash (used in) provided by operating
           activities                                                   (2,626)             587,795
                                                                  ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                       -          (67,939,097)
   Sale of short-term investments                                            -           20,000,000
   Purchases of property and equipment                                       -           (1,492,874)
   Purchases of communications network                              (6,394,089)         (24,594,731)
   Increase in intangible assets                                      (127,322)          (6,348,484)
                                                                  ------------         ------------
           Net cash (used in) provided by investing
           activities                                               (6,521,411)         (80,375,186)
                                                                  ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in construction accounts payable                           617,538              370,457
   Proceeds from issuance of long-term obligations                   1,600,000          180,000,000
   Proceeds from note payable to related party                               -           15,775,000
   Payments on long-term obligations                                  (282,276)         (19,785,098)
   Restricted cash                                                    (819,923)         (72,698,790)
   Proceeds from issuance of ownership interest                      1,750,088                    -
   Proceeds from exercise of stock options and                               -               32,153
      warrants
   Minority interest in subsidiary                                    (679,620)          (1,108,933)
   Proceeds from initial public offering                                     -           43,782,528
   Proceeds from sale of preferred stock, net                          800,035                    -
                                                                  ------------         ------------
           Net cash provided by financing activities                 2,985,842          146,367,317
                                                                  ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         (3,538,195)          66,579,926

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                               4,864,925            1,098,452
                                                                  ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  1,326,730         $ 67,678,378
                                                                  ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the year for-
      Interest                                                    $    163,499         $    636,861
                                                                  ============         ============
      Taxes                                                       $     29,950         $     34,883
                                                                  ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
   Goodwill recorded in connection with the
      Reorganization                                              $          -         $ 47,871,068
                                                                  ============         ============
   Conversion of Minority Interest into Series A
      convertible preferred stock in connection with
      the Reorganization                                          $          -         $  4,229,853
                                                                  ============         ============
   Exercise of CMP warrant                                        $          -         $    532,836
                                                                  ============         ============

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

        The Company was incorporated in Massachusetts in July 1989. In May 1996, FiveCom LLC, an operating subsidiary majority-owned by the Company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. (Mode 1), an affiliate of Northeast Utilities Services Company (NU), organized NECOM LLC in Massachusetts, with FiveCom LLC owning 60%, and Mode 1 owning 40% of the membership interest in NECOM LLC. In December 1996, FiveCom LLC and Central Maine Power Company (CMP), organized FiveCom of Maine LLC in Massachusetts, with CMP owning 66.7% and FiveCom LLC owning 33.3% of the membership interests in FiveCom of Maine LLC. In addition, CMP purchased a 90.9% interest in the Company, giving it a controlling interest in the Company. FiveCom LLC, NECOM LLC and FiveCom of Maine LLC commenced operations upon their respective dates of organization. Prior to the Reorganization completed on July 8, 1998 (see Note 2) the Company had a controlling interest in all entities except FiveCom of Maine LLC (FiveCom of Maine LLC and the Company were commonly controlled by CMP). After the Reorganization, FiveCom of Maine LLC became a wholly owned subsidiary of the Company. As a result, the accompanying financial statements have been restated to give retroactive effect to the merger of FiveCom of Maine LLC with and into a subsidiary of the Company as a reorganization of entities under common control in a manner similar to a pooling of interest.

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

NORTHEAST OPTIC NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

        Reclassifications

                Certain prior period amounts have been reclassified to conform with current period presentation.

(2)      REORGANIZATION

         Prior to the Reorganization, approximately 90.9% of the Company was owned by MaineCom Services. In addition, the Company had one direct subsidiary, FiveCom LLC, of which the Company owned approximately 82.6% of the outstanding membership interests, with 9.9% of the outstanding membership interests being owned by Mode 1, 5% of the outstanding membership interests being owned by CMP and the remaining membership interests being owned by certain individuals. FiveCom LLC in turn owned 60% of the outstanding membership interests in NECOM LLC (with Mode owning the other 40%) and 33.3% of the outstanding membership interests of FiveCom of Maine LLC (with MaineCom Services owning the other 66.7%).

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

NORTHEAST OPTIC NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         On July 8, 1998, the Company entered into a Restructuring and Contribution Agreement with CMP, MaineCom Services (a wholly-owned subsidiary of CMP) and Mode 1 (an affiliate of NU) relating to the restructuring of the Company. Pursuant to this Agreement, each of MaineCom Services and Mode 1 exchanged membership interests in subsidiaries of the Company for shares of the Series B Convertible Preferred Stock of the Company. In addition, pursuant to the Restructuring and Contribution Agreement, the Company's President and the Company's Vice President, Operations, exchanged their membership interests in FiveCom LLC, a subsidiary of the Company, for shares of the Series B Convertible Preferred Stock of the Company.

         Prior to the reorganization, FiveCom, Inc., NU, and other minority interests owned 82.7%, 9.9% and 7.4%, respectively, of FiveCom LLC membership interests. CMP through its ownership in FiveCom, Inc. owned a 75.1% interest in FiveCom LLC. In connection with the Reorganization, the Company recorded an intangible asset of approximately $47,871,000 to reflect the Company's exchange of membership interest (acquisition) related to NU's minority interest in a subsidiary (NECOM LLC), in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combinations (AIN-39). The intangible will be amortized over 30 years, reflecting assignment of value to goodwill and to the rights-of-ways, which have 30-year terms.

 (3)            EARNINGS PER SHARE

         The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. In accordance with SEC Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's planned initial public offering. Diluted weighted average shares outstanding for 1997 and 1998 exclude the potential common shares from warrants, stock options and convertible preferred stock outstanding because to do so would have been antidilutive for the periods presented. The potential common shares excluded in the three and nine months ended September 30, 1997 and 1998 related to outstanding common stock warrants and stock options were 11,233 shares for all periods. The potential common shares excluded in the three and nine months ended September 30, 1997 and 1998 related to convertible preferred stock were 1,090,317, 1,116,641, 1,513,043 and 1,200,115 shares, respectively.

NORTHEAST OPTIC NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         Pro forma basic and diluted weighted average shares outstanding for the three months and nine months ended September 30, 1998 have been calculated as if the reorganization and offerings had taken place on January 1, 1998.


                                                                        Three Months Ended        Nine Months Ended
                                                                        September 30, 1998        September 30, 1998
         Basic and Diluted Loss Per Share:
             Net loss before extraordinary item available to
             shareholders                                                 $   (4,798,289)            $   (5,927,962)
             Extraordinary item                                               (1,335,004)                (1,335,004)
                                                                          --------------            --------------
              Net loss available to shareholders                          $   (6,133,293)            $   (7,262,966)
                                                                          ==============            ==============
              Weighted average shares outstanding                             10,063,870                  3,581,332
                                                                          ==============            ===============
              Pro forma weighted average shares outstanding                   16,066,335                 16,064,950
                                                                          ==============            ===============

             Basic and diluted loss per share                                     $(0.61)                    $(2.03)
                                                                          ==============            ===============
             Basic and diluted pro forma loss per share                           $(0.38)                    $(0.45)
                                                                          ==============            ===============

(4)     CONTINGENCIES

        Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and they believe there is no potential liability.

(5)     NOTE PAYABLE TO RELATED PARTY AND EXTRAORDINARY ITEM

        On October 7, 1997 the Company entered into a $30,000,000 construction loan agreement with CMP. $17,875,000 has been advanced under the loan agreement. This amount was repaid in full from the net proceeds from the Company's IPO and debt offering. In conjunction with the note, the Company issued a warrant to purchase additional membership interest. The fair market value of the warrant, $532,836, included in deferred financing costs in accompanying balance sheet, was being amortized as interest expense over the term of the note. Upon successful completion of the IPO, retirement of the note and expense of the warrant, the Company recorded an extraordinary charge of $1,335,004 in the statement of operations to write-off the remaining balance of the deferred financing costs.

(6)     PRINCIPAL STOCKHOLDERS AGREEMENT

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

NORTHEAST OPTIC NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        Common Stock of the Company, fully diluted. The Company expects that each of CMP and NU will be major creditors of the Company under their existing right-of-way agreements.

INITIAL PUBLIC OFFERING AND DEBT OFFERING

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

EQUITY TRANSACTIONS

        Preferred Stock

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

        (b)  Common Stock

             On June 23, 1998 the Board of Directors voted to increase the authorized common shares to 30,000,000.

             In July 1998, the Company's Board of Directors voted to effect a 2.5- to -1 common stock split. Series A and B convertible preferred stock will convert at a rate equal to the common stock split.

NORTHEAST OPTIC NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Results Of Operations

           The Company did not generate significant revenues until the last half of 1997. Revenues through the third quarter of 1997 consisted primarily of lease payments from MCI Communications Corporation and Brooks Fiber Communications (now part of WorldCom).

           The Company's revenues increased by $39,156, or 29%, to $172,161 in the three months ended September 30, 1998 from $133,005 for the comparable period in 1997. Revenues increased by $261,527, or 107%, to $505,937 in the nine months ended September 30, 1998 from $244,410 in the comparable period in 1997. Revenues in 1998 were generated by recurring lease services to customers, which commenced primarily during the second half of 1997.

           Total cost of sales for the third quarter of 1998 were $546,504, an increase of 89% over the $289,777 recorded in the third quarter of 1997. Total cost of sales for the nine months ended September 30, 1998 were $1,604,782, an increase of 100% over the $803,173 recorded in the comparable period in 1997. The increase was primarily due to incurring rights-of-way fees resulting from network expansion in the Company's service territory.

           Selling, general and administrative expenses increased to $2,272,808 in the third quarter of 1998 from $172,554 in the third quarter of 1997, and to $3,365,567 for the nine months ended September 30, 1998 from $822,759 in the comparable period in 1997, reflecting one-time bonus payments and the cost of developing management, sales and infrastructure resources.

           Depreciation and amortization expense was $491,633 in the third quarter of 1998 as compared to $137,936 in the third quarter of 1997. Depreciation and amortization expense was $1,107,291 for the first nine months of 1998, compared to $306,127 for the first nine months of 1997. The increase resulted from higher depreciation expense, resulting from additional portions of the NEON system being placed into service and the amortization of goodwill as a result of the reorganization of the Company on July 8, 1998.

           Interest income increased in the third quarter of 1998 to $1,615,895 compared to $38,603 in the third quarter of 1997, and to $1,702,767 for the nine months ended September 30, 1998 from $123,359 for the comparable period of 1997. The increase was due primarily to higher cash balances resulting from the initial public offering of $180.0 million aggregate principal amount of its 12 3/4% Senior Notes (the "Senior Notes") and the sale of four million shares of its Common Stock to the public at $12.00 per share (the "Public Offerings").

           Interest expense increased in the third quarter of 1998 to $3,275,400 from $37,297 in the third quarter of 1997 and to $3,732,439 for the first nine months of 1998 from $37,778 for the first nine months of 1997. The increase resulted primarily from interest incurred on the Senior Notes.

           The elimination of minority interest in the third quarter was in connection with the reorganization of the Company on July 8, 1998, whereby the minority interests in the Company's subsidiaries were exchanged for Series B convertible preferred stock. Minority interest for the nine months ended September 30, 1998 amounted to $1,108,933 compared to $753,985 in the same period of 1997. The increase resulted from a rise in the proportionate share of the net losses of subsidiaries.

           Benefit from income taxes increased in the nine months ended September 30, 1998 to $564,480 from $182,000 for the comparable period of 1997. The benefit related to refundable income taxes resulting from the Company's tax sharing arrangement with Central Maine Power Company ("CMP"), which terminated upon the closing of the Public Offerings on August 5, 1998.

           A net loss before extraordinary item of $4,798,289 was recorded in the third quarter of 1998 versus a net loss of $194,235 in the third quarter of 1997. For the nine months ended September 30, 1998, the Company recorded a net loss before extraordinary item of $5,927,962, compared to a net loss of $666,083 for the comparable period of 1997. The increase in net loss before extraordinary item is primarily attributable to the factors discussed above.

           The extraordinary item in the third quarter ending September 30, 1998 amounted to $1,335,004 representing the write off of deferred financing costs associated with two construction loans repaid in the third quarter with the proceeds from the Company's Public Offerings.

           A net loss after extraordinary item of $6,133,293 was recorded in the third quarter of 1998 versus a net loss of $194,235 in the third quarter of 1997. For the nine months ended September 30, 1998, the Company recorded a net loss after extraordinary item of $7,262,966, compared to a net loss of $666,083 for the nine months of 1997. The increase in net loss after extraordinary item is primarily attributable to the factors discussed above.


Liquidity and Capital Resources

           On August 5, 1998, the Company completed the Public Offerings, resulting in net proceeds to the Company of approximately $218 million (after deducting expenses).

           Net cash (used in) provided by operating activities was $(2,626) and $587,795 for the nine months ended September 30, 1997 and 1998, respectively. Net cash provided by operating activities for the nine months ended September 30, 1998 was due primarily to the accrued interest expense in the amount of $3,633,750 on the Senior Notes.

           Cash flow from financing activities was $2,985,842 and $146,367,317 in the nine months ended September 30, 1997 and 1998, respectively. Cash flow from financing activities during the nine months ended September 30, 1998 was generated by the Public Offerings. Of the proceeds from the Public Offerings, $19,785,098 were used to repay long-term construction loans from CMP and Peoples Heritage Bank, and $72,698,790 was used to establish an escrow account to secure the payment of the first seven scheduled interest and principal payments on the Senior Notes.

           Cash used in investing activities totaled $6,521,411 and $375,186 in the nine months ended September 30, 1997 and 1998, respectively. Cash requirements consisted primarily of the cost of construction to build the NEON system and the purchase of short-term investments.

           The Company anticipates that going forward it will continue to experience negative cash flow as it expands the NEON system, constructs additional networks and markets its services. Cash provided by operations will not be sufficient to fund the expansion and development of the NEON system as currently planned, and, as a result, the Company intends to use cash on hand and the net proceeds of the Offerings to fund this expansion and development. Management believes that the net proceeds from the Public Offerings in addition to cash from operations will be sufficient to fund the substantial completion of the NEON system as currently planned as well as its other working capital needs. The expectations of required future capital expenditures are based on the Company's current estimates. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program. The Company is considering moving its headquarters to accommodate an expanded employee base.

Year 2000

           The Year 2000 issue is faced by substantially every company in the computer or information technology industries, as well as every company which relies on computer systems. The Company is currently in the process of assessing its exposure to the Year 2000 issue. Generally, the Company is assessing its exposure in the following major areas: (i) reduction in demand for the Company's services because of Year 2000 problems experienced by the Company's customers and potential customers and the Year 2000 problems of their customers and potential customers; (ii) Year 2000 problems faced by the Company's material suppliers which could have an impact on the Company's business, results of operations or financial condition; and (iii) Year 2000 problems relating to both the Company's internal information technology systems and non-information technology systems. The Company is currently unable to estimate the costs of addressing its Year 2000 issues, if any, or to describe its most reasonably likely worst case Year 2000 scenario, and, accordingly, the Company has yet to develop a contingency plan for a most reasonably likely worst case scenario.

           The Company is in the process of conducting a survey of its major customers and vendors to determine the state of their Year 2000 readiness. There can be no assurance that the Company's customers will not forego or delay purchases of the Company's services, or that components or infrastructure necessary for the NEON system will be available as a result of the Company's vendors' Year 2000 problems.

           The Company is in the process of determining the nature and extent of the work required to make its internal information technology (IT) and non-IT systems Year 2000 compliant. The Company's internal information system consists of accounting software. The licensor of the software has indicated to the Company that the product is Year 2000 compliant. The Company is also evaluating its non-IT systems which contain technology such as micro-controllers. The Company has yet to determine where and whether these systems will require remediation or replacement. Because all current hardware and software within the Company is less than 2 years old, the Company does not foresee a material expense or a material adverse impact on the Company's business, operating results or financial condition as a result of the impact of the Year 2000 problem on its internal systems.

           In addition, the Company relies on third party vendors in the conduct of its business. The Company is in the process of obtaining assurances from its material vendors and suppliers that there will not be a material interruption of service or supply as a result of the Year 2000 computer problem. There can be no assurances that any third party vendors' Year 2000 compliance problems will not have a material adverse impact on the Company's business and operating and financial results. For instance, any failure on the part of such vendors' accounting, production control or shipping systems could have a material adverse impact on the Company's business, operating results or financial condition. Furthermore, the NEON system is heavily dependent upon the transmission infrastructure of Northeast Utilities and its operating companies("NU") and CMP. Should either NU or CMP experience any disruption or other difficulties in the provision of electricity to their customers as a result of the Year 2000 problem, each of NU and CMP has the right under their agreements with the Company to take such actions as are necessary to ensure or restore electrical service to their customers, which actions could disrupt the construction or operation of the NEON system.

           The Company has not incurred any material costs directly related to the Year 2000 issue through September 30, 1998. Pending further investigation of its exposure to the Year 2000 issue, the Company is unable to determine the costs of addressing any Year 2000 issues that may arise in the future.

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

           Furthermore, the development of the Company's business, the completion of the NEON system and the development of the Company's services and customer base will require significant expenditures, most of which will need to be made before the Company is able to offer services over substantially all of the NEON system. These expenditures, together with associated operating expenses, will adversely impact cash flow and profitability until an adequate customer base is established. To date, the Company has expended substantial amounts on construction of the NEON system. Such cash expenditures have been funded by proceeds from the Company's financing activities. Accordingly, the Company has generated negative cash flow. There can be no assurance that the Company will not need to obtain additional capital to complete the NEON system.

           The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost-effective completion of the NEON system. Factors that could affect such completion include, among other things, (i) obtaining adequate ROWs on acceptable terms in and between major cities in the Northeast not covered by utility ROWs currently available to the Company,(ii) obtaining required governmental permits and certifications where necessary and (iii) delays or disruptions resulting from physical damage, power loss, defective equipment or the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner.

           In order to complete the NEON system, the Company must obtain additional ROWs and other permits to install fiber optic cables from third parties, including electric utilities, transit authorities and others. The Company has not yet obtained the necessary ROWs to complete the NEON system, including those necessary to encompass the planned New York local loop. The Company may be required to pay cash or provide in-kind facilities for these ROWs or other ROWs to accommodate extensions to the NEON system. The Company is unable to predict with certainty the cost of obtaining necessary ROWs, and there can be no assurance that it will be able to obtain such ROWs on acceptable terms, if at all. In addition, if CMP or NU (including any of its operating companies) or any other entity with whom the Company has an agreement seeks bankruptcy or other protection from its creditors, the Company's ability to exercise rights to obtain route extensions or other rights under its agreement with such entity may be adversely affected.

           The Company's IRUs are derivative of the grantor's interest in the real property on which the NEON system is located. To the extent that the grantor has a limited easement in such property, the IRUs granted to the Company may be alleged to be insufficient for the Company's uses. Certain landowners have asserted claims against the Company on this basis, and, to date, rather than electing to contest the landowner's interpretation of the scope of the easement, the Company has, in certain cases, elected to make a payment to such landowner to acquire a ROW meeting the Company's requirements. The Company believes that the easements granted by a substantial number of landowners to grantors of the Company's IRUs are similar in scope to those with respect to which claims have been asserted, and there can be no assurance that additional claims will not be made in the future.

       The Company expects that it will require a substantial amount of capital to complete the build-out of the NEON system as currently planned. In the event that the proceeds of the Company's financing activities to date are insufficient to meet its capital expenditure or other capital requirements, the Company would be required to obtain funding from other sources to complete the construction of the NEON system and to fund operating losses. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms.

           The Company's ability to implement its business strategy is dependent upon the Company's ability to secure a market for its leased dark and lit fiber optic capacity and to obtain service contracts with communications carriers. Many of the Company's targeted customers are companies that may also be the Company's potential competitors. If the Company's services are not satisfactory or cost competitive, the Company's potential customers may elect to develop other alternatives in the Company's markets. The Company has incurred and will continue to incur significant operating expenses and has made and will continue to make significant capital investments, in each case based upon certain expectations as to the anticipated customer demand for the Company's services in its markets.

           The Company's business strategy assumes that its current and future service revenues will come from a limited number of communications carriers. Therefore, dissatisfaction with the Company or the Company's services by a relatively few number of customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is aware that certain inter-exchange carriers are constructing or considering constructing new networks, or buying companies with local networks, which could reduce their need for the Company's services. Furthermore, The Company has received notice from Sprint Communications Company, L.P. alleging that it may have incurred unspecified damages as the result of certain inadvertent disclosures.

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

           The Company's future performance will depend to a significant extent upon the efforts and abilities of its senior executives. There can be no assurance that the Company will be able to attract and retain qualified executives to achieve its business operations. In November, 1998, the Company named Vincent C. Bisceglia as its Chairman of the Board of Directors and Chief Executive Officer to succeed Richard Crabtree.

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

           The NU Agreements and the CMP Agreement contain provisions which acknowledge the right of NU and CMP, respectively, to make the provision of electrical services to their own customers their top priority; NU and CMP are required only to exercise "reasonable care" with respect to the Company's facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair the construction and operation of the NEON system. In addition, certain of the Company's construction efforts are constrained by the ability of NU and CMP to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. The Company has experienced construction delays in the past as a result of the inability to timely de-energize certain segments and may experience such delays in the future.

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

           The Company has contracted with NU and CMP to provide substantially all of the engineering, routine maintenance and construction supervision activities associated with the construction of that portion of the NEON system located on NU and CMP properties. The Company has also contracted with various third party contractors, as well as CMP, to construct the NEON system. As a result, the Company may have less control over the timeliness and quality of the work performed by such parties than if such work were to be performed by the Company's own employees. In addition, as a result of their activities on behalf of the Company, NU, CMP and such contractors may from time to time have access to certain proprietary information about the Company.

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

           The Company anticipates that prices for its services to carriers specifically, and interstate services in general, will continue to decline over the next several years due primarily to (i) price competition as various network providers continue to install networks that compete with the NEON system, (ii) technological advances that permit substantial increases in the transmission capacity of both new and existing fiber and (iii) strategic alliances or similar transactions that increase customer purchasing power, such as long distance capacity purchasing alliances among certain ILECs.

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

           The Company is highly leveraged. The Company's high degree of leverage could have adverse consequences to the holders of the Company's securities, including, among other things: (i) commencing on August 15, 2002, a substantial portion of the Company's cash flow will be dedicated to the payment of the Company's interest expense with respect to the Notes and such cash flow may be insufficient to meet its payment obligations on the Notes in addition to paying other obligations of the Company as they become due; (ii) the Company's ability to obtain any necessary financing in the future for completion of the NEON system or other purposes may be impaired; (iii) certain of the future borrowings by the Company may be at variable rates of interest that could cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more leveraged than its competitors, which may place the Company at a competitive disadvantage; and (v) the Company may be vulnerable to a downturn in its business or the economy generally or to delays in or increases in the cost of constructing the NEON system. There can be no assurance that the Company will be able to generate sufficient cash flow to pay its indebtedness and its other obligations as they become due.

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

           CMP and NU beneficially own or control a majority of the outstanding Common Stock of the Company. As a result of their stock ownership, these stockholders acting together will be able to continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval. The Company has entered into various agreements with CMP and NU. Certain conflicts may arise between the interests of CMP and NU and the security holders of the Company.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

           On July 30, 1998, the Company commenced the initial public offering of its Common Stock and the concurrent offering of the Senior Notes pursuant to a Registration Statement on Form S-1 (Commission file number 333-53441, declared effective July 30, 1998). The Public Offerings closed on August 5, 1998, resulting in the sale of 4,500,000 shares of Common Stock (of which, 4,000,000 shares were sold by the Company and 500,000 shares were sold for the account of certain shareholders) at a public offering price of $12.00 per share (constituting aggregate gross proceeds of $44,640,000 for the account of the Company and $5,580,000 for the account of the selling stockholders) and $180,000,000 aggregate principal amount of the Senior Notes (constituting all of the Notes registered and resulting in aggregate gross proceeds of $174,600,000 for the account of the Company). An additional 1,000,000 shares of Common Stock, which had been registered for sale by the selling stockholders, were not sold.

           The managing underwriters of the Offerings were Credit Suisse First Boston and Warburg Dillon Read LLC.

           Through September 30, 1998, the net proceeds of the Public Offerings were used as follows:

Purchase of U.S. Government obligations to provide for payment in full
of seven scheduled interest payments due on the Notes                      $ 72,258,419
Repayment of indebtedness                                                  $ 19,573,970
Capital expenditures (construction of NEON system)                         $ 10,894,028
Working Capital                                                            $  9,482,968
Payment of certain bonuses                                                 $  1,000,000
Temporary investments                                                      $106,030,615
                                                                           ------------
Total use of proceeds                                                      $219,240,000

Item 6.         Exhibits and Reports on Form 8-K

        (a)     Exhibits

                Exhibit 10.43 - Employment Agreement, dated November 12, 1998, between the Registrant and Vincent Bisceglia

                Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K

                None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


11/16/98                             /s/ Vincent C. Bisceglia
------------------                   ---------------------------
Date                                 Vincent C. Bisceglia
                                     Chairman of the Board
                                     and Chief Executive Officer


11/16/98                             /s/ William F. Fennell
------------------                   ---------------------------
Date                                 William F. Fennell
                                     Vice President, Finance,
                                     Chief Financial Officer and
                                     Treasurer

                          NORTHEAST OPTIC NETWORK, INC.
                                  EXHIBIT INDEX


Exhibit Number                 Exhibit Description
--------------                 -------------------
Exhibit 10.43 -                Employment Agreement, dated November 12, 1998,
                               between the Registrant and Vincent Bisceglia


Exhibit 27 -                   Financial Data Schedule