Form 10-K405
period 1998-12-31
NORTHEAST OPTIC NETWORK INC
filed 1999-03-31
CIK 1062233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

                      For the transition period from   -    to   -
                                                     ------    ------

                        Commission file number 000-24653

                          NORTHEAST OPTIC NETWORK, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                  04-3056279
 (State or other jurisdiction of incorporation      (I.R.S. Identification No.)
               or organization)
             391 Totten Pond Road
                   Suite 401
            Waltham, Massachusetts                             02451
   (Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number, including area code:
                                 (781) 890-6868

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X].

At March 1, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $71,187,721

At March 1, 1999 there were 16,066,333 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from a definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 1998.

                                                     Exhibit Index at Page 78
                                                                 Page 1 of 92

                                     PART I

Item 1. Business

This Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The cautionary statements contained in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here. Important factors that could cause or contribute to such differences include those discussed those discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report.

The Company's principal executive offices are located at 391 Totten Pond Road, Suite 401, Waltham, Massachusetts 02451 and its telephone number is (781) 890-6868.

General

The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, intra- and interstate facilities. The Company is currently expanding its fiber optic network, the NEON system, to encompass approximately 1,000 route miles, or more than 65,000 fiber miles, in New York and New England (the "Northeast"). The Company believes that the Northeast, which in 1996 represented a $28.7 billion telephony services market and which the Company believes has one of the highest population densities and concentrations of businesses, universities, phone lines, personal computers and television sets in the country, is a region characterized by significant and growing demand for broadband communications infrastructure. The Company is constructing the NEON system utilizing primarily electric utility rights of way ("ROWs") which allow the Company to provide secure fiber optic capacity at competitive prices with potential access to virtually any urban location where the local electrical utility provides service. The Company is using advanced fiber optic technology in the NEON system, including non-zero dispersion shifted fiber, dense wave division multiplexing optronics and SONET ring self-healing technology, to allow the Company's carrier customers to meet their demand for reliable, high-bandwidth voice, data and video transmission capacity. For example, a pair of fiber optic strands on the NEON system can transmit up to approximately 10 gigabits of data per second, or the equivalent of approximately 129,000 simultaneous voice conversations.

The Company has already completed construction of approximately 600 route miles, or approximately 49,000 fiber miles, of the NEON system as of March 1, 1999, and currently operates fiber optic routes from Hartford, Connecticut to Springfield, Massachusetts and from Nashua, New Hampshire to Portland, Maine. The Company is currently engineering, constructing or acquiring additional routes in New York, Connecticut, Massachusetts, Rhode Island and New Hampshire to create a continuous fiber optic link between New York City and Portland, Maine with access into and around Boston, Massachusetts and numerous other major service areas in the Northeast. The Company is also planning to complete further expansion routes in 1999 into and around New York City and other metropolitan areas along the NEON system. The completion of routes currently planned will enable the NEON system to connect more than 540 cities and towns in six states and pass more than 200 points of presence ("POPs"), tandem switches and central offices, which the Company believes serve over 18 million people and over 470,000 businesses.

Commencing in September 1994, the Company entered into a series of ROW agreements with the three principal operating subsidiaries of Northeast Utilities ("NU"), the largest electric utility service provider in New England, serving over 1.7 million customers in Connecticut, Massachusetts and New Hampshire, to build fiber optic facilities utilizing NU's transmission and distribution infrastructure, including transmission structures, underground ducts and urban conduit systems. In January 1997, the Company entered into a similar ROW agreement with Central Maine Power Company ("CMP"), the largest electric utility service provider in Maine, serving over 500,000 customers, to build fiber optic facilities utilizing CMP's transmission and distribution infrastructure. NU and CMP financed substantially all of the construction and operations of the NEON system up to the date of the Company's initial public offering on July 30, 1998 and currently beneficially own 38.5% and 29.7%, respectively, of the Company's capital stock. In July 1998, the Company entered into agreements with NEES Communications, Inc., a subsidiary of New England Electric System, and BecoCom, Inc., a subsidiary of Boston Edison, to extend the NEON system from Hudson, New Hampshire to Boston, Massachusetts terminating at the Company's POP and Company-targeted carrier centers in Boston.

The Company has pursued a strategy of establishing relationships with electric utilities and building the NEON system utilizing primarily electric utility ROWs. The Company believes that the use of such ROWs provides significant advantages, including: (i) inter-city routes and, where permitted by applicable rights, potentially ubiquitous intra-city coverage in the local electric utility's urban service territory, including throughout downtown areas and directly to buildings, (ii) use of existing electric transmission infrastructures, including transmission structures, ducts and conduits, to achieve faster, less costly installation, (iii) generally more secure and reliable routes than other ROWs, (iv) desirable geographically diverse fiber optic routes for communications carriers and (v) establishment of an extensive ROW network through negotiation with relatively few parties, rather than with numerous parties such as municipalities, transit authorities and governmental agencies.

The Company targets communications carriers as customers, rather than end-users of telecommunications services. The Company believes that this strategy allows it to: (i) maximize the Company's opportunities to sell its capacity regardless of the end-user's selection of a retail provider, (ii) avoid the significant initial and ongoing investment required in selling, marketing and providing services to end-users, (iii) attract carrier customers that may be reluctant to contract with a direct competitor, (iv) generate revenues quickly from easily identifiable carriers that require large amounts of fiber optic capacity, and
(v) acquire relatively secure long-term revenue streams from customers that are generally more creditworthy than end-users. Carrier customers typically lease fiber optic capacity under multi-year contracts with which they enhance or constitute their own communications networks as a cost-effective alternative to constructing their own infrastructure or purchasing services from other carriers with whom they may compete. Carriers targeted by the Company include a broad range of communications companies such as Incumbent Local Exchange Carriers ("ILECs"), Competitive Local Exchange Carriers ("CLECs"), Interexchange Carriers ("IXCs"), paging, cellular and Personal Communication Services ("PCS") companies, cable television companies and Internet Service Providers ("ISPs"). Currently, the Company has contracts with Brooks Fiber (now owned by WorldCom), AT&T Local, MCI/WorldCom, Sprint and Global NAPs, Inc., a regional ISP and others.

The Company offers its carrier customers leases of both dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and lit fiber (fixed amounts of capacity, such as DS-3, OC-3, OC-12, OC-48 and higher, on fiber optic transmission lines that use the Company's optronics equipment) at fixed-cost pricing and over multi-year lease terms. The Company intends to lease approximately one-third of the available fibers in the NEON system as dark fiber and one-third as lit fiber. In addition, the Company plans to reserve approximately one-third of its available fibers for future services that the Company may provide to capitalize on future technological advances or changes that the Company expects to occur in the communications industry.

History of the Company

The Company was incorporated in 1989 in Massachusetts under the name "FiveCom, Inc." to develop fiber-optic networks in secondary and tertiary markets in the Northeast. Prior to 1994, the Company was the managing general partner of a venture which built a Competitive Access Provider ("CAP") network in Springfield, Massachusetts and also built several small private networks in eastern Massachusetts. In February 1994, as Five Com the Company sold its interest in the Springfield network to Brooks Fiber. Following this sale, the Company expanded its business strategy to include intra-Local Access Transport Area ("LATA") and long distance facilities using electric utility ROWs and changed its focus to target carrier customers rather than end users. Commencing in September 1994, the Company entered into the NU Agreements, pursuant to which the Company obtained ROWs in the service territories of NU and its subsidiaries. In 1996, the Company raised approximately $16.7 million from private placements of equity securities to MaineCom Services ("MaineCom"), a wholly-owned subsidiary of CMP and Mode 1 Communications, Inc. ("Mode 1"), a subsidiary of Northeast Utilities. In January 1997, the Company entered into an Agreement with CMP, under which the Company obtained ROWs in CMP's service territory, and raised an additional $2.6 million from CMP and other investors in a private equity financing. In 1998 the Company was reincorporated in Delaware under the name "NorthEast Optic Network, Inc." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization."

Market Opportunity

The Company believes that there is a significant demand for high-bandwidth communications services and a limited supply of technologically advanced dark and lit fiber optic facilities in the Northeast to meet such demand. The Company also believes the needs of communications carriers for advanced, high-bandwidth voice, data and video transmission capacity will increase over the next several years due to various factors, including the following:

Rapid Growth of Communications Traffic. The Company believes that total telephony service revenue in the United States grew by approximately 10% annually from 1993 to 1997, to $256 billion and that data traffic service grew by 34% from 1997 to 1998 to $21 billion and is projected to grow by 35% to $28 billion in 1999. Much of this growth in data traffic is attributable to increased Internet traffic and its corresponding demands for increased data communications bandwidth. For example, the number of Americans using the Internet is estimated to have grown from fewer than 5 million in 1993 to as many as 62 million by the end of 1997. The Company believes that the growth of communications traffic in the Northeast will be enhanced by the favorable demographic characteristics of the region, including the high population density, income and education levels, and the number of phone lines per household. With its advanced fiber optic transmission capacity, the Company believes that it will be well-positioned to capitalize on this growth.

Capacity Required by New Entrants. Competition and deregulation are attracting new entrants to the telecommunications market. The Telecommunications Act of 1996 (the "1996 Act") allows the Regional Bell Operating Companies ("RBOCs") to enter the long distance business upon meeting certain competitive conditions and also eliminates certain barriers to entry in the local exchange market. The 1996 Act also enables other entities, including entities affiliated with power utilities and ventures between ILECs and cable television companies, to provide a wider range of telecommunications products and services. The Company believes that the deregulation of various telecommunications markets will lead to an increase in the number of telecommunications providers needing fiber optic transmission capacity as more parties choose to compete. The Company believes that many carrier customers will choose to lease fiber optic capacity from facilities providers such as the Company to create or enhance their own communications networks as a lower-cost alternative to constructing their own infrastructure or purchasing measured services from other carriers. The Company believes that the

NEON system will provide a cost-effective alternative in a number of communications industry segments for new market entrants, including ILECs, CLECs, IXCs, wireless companies, cable companies and ISPs.

Need for Redundant Routing and Geographic Diversity of ROWs. Carriers require redundant paths throughout their networks to provide reliability in the event of an equipment failure, break in one of their fiber lines or other outage. In order to ensure the required redundancy, carriers typically build, swap or lease capacity along fiber routes that do not share a common point of potential failure. In the Northeast, however, there are relatively few preassembled ROWs available to support new telecommunications infrastructure and many of the carriers' routes currently run within the same ROWs. As a result, many carriers are unable to establish secure redundant routing. In the event such a common ROW were to be damaged or cut, the consequences would be severe for the carriers and their customers. This lack of geographic diversity of fiber optic routes in the Northeast has created a substantial need for network capacity on new and alternative ROWs, such as those offered by the Company.

Need for Upgrades to Older Communications Networks. Many of the fiber optic networks currently operated by existing carriers in the Northeast were constructed prior to 1990, using asynchronous, non-SONET ring architecture and using earlier generation fiber that cannot optimally deploy dense wave division multiplexing ("DWDM") optronics for high capacity transmission. The Company believes that these carriers will need to improve or replace parts of their networks to complete the SONET ring architecture and also add more high capacity fiber optic transmission lines to remain competitive in the future. In addition, the Company believes that in 1997, approximately 86% of the ILECs networks were comprised of copper cable. The ILECs will likely need to replace or upgrade their networks to remain competitive and satisfy their customers' increasing demand for reliable, high-bandwidth capacity in the coming years. The Company believes that carriers with older, more limited networks will seek cost-effective and expedient solutions when faced with the decision to lease, buy or build fiber optic capacity which could result in increased demand for the Company's fiber optic capacity.

Accommodation of Multimedia and Other New Applications. The Company believes that additional transmission capacity and faster response times will be required to accommodate the needs of multimedia (voice, data and video) and other potential high-bandwidth applications, including the deployment of corporate intranets and wide area networks, and the use of the telecommunications infrastructure for providing cable television and other entertainment services. In addition, the Company's SONET technology and high-bandwidth fiber optic capacity support advanced communications applications, such as Frame Relay, Asynchronous Transfer Mode ("ATM") and IP platforms. The Company believes that these capacity-intensive requirements will create significant demand for its high quality, high-bandwidth fiber optic capacity.

Carriers' Desire for Low-Cost Local and Regional Transport. The Company believes that it has an opportunity to fill the needs of the predominant interstate carriers that are building or have completed their backbone networks to key LATAs in the Northeast. Generally, an IXC constructs a network with trunk lines terminating into tandem switches in LATAs. To get from the tandem switch to the end-user, or vice versa, IXCs typically pay to a LEC access and egress charges, which often comprise a significant component of the IXCs' transmission costs. For this reason, IXCs are seeking less costly, alternative local access within LATAs. One alternative for the IXCs is to carry their traffic deeper into the region's telecommunications base and to hand off their traffic at a LEC host switch, which is located much closer to the end-user than the tandem switch, or to terminate their traffic directly at the customer's premises. Similarly, the Company believes that LECs with inter-LATA traffic, including the RBOCs when they are permitted to provide long-distance traffic, desire to minimize the transportation costs imposed by the IXCs and are seeking lower cost, alternative regional transport. The NEON system, which will connect into and around numerous cities and towns in the Northeast, will be able to provide such local and regional transport.

The NEON System

The NEON system is a technologically-advanced, high-bandwidth, fiber optic network that the Company is constructing primarily using electric utility ROWs in the Northeast. The Company acquires its ROWs principally from electric utilities in the territory covered by the NEON system. The Company believes that such ROWs are superior to alternative ROWs available in the Northeast, because electric utility ROWs may provide near-ubiquitous urban coverage at lower cost and because deviations from other ROWs often entail significant expenditures and a lengthy and expensive community-by-community approval process. Furthermore, installing cable in electric utility ROWs is often safer, easier and faster, because the cable is placed in existing underground conduits and ducts or installed on existing towers and poles. With other ROWs cable must often be buried in trenches, a process often hampered by accommodating commuter rush hours, complying with stringent environmental laws, crossing water, trenching and blasting bedrock. In addition, using primarily electric utility ROWs, the NEON system has the potential to provide communications connections to nearly every building, business park and industrial complex in its urban service territory.

The Company uses three cost-effective methods for installing its fiber optic cable and taking advantage of the pre-assembled and pre-existing electric utility infrastructure in the Company's ROWs, including utility transmission structures (towers) and distribution infrastructure (poles, civil works and conduit). The first is to replace existing ordinary ground wire (which is used to provide lightning protection atop utility structures) with optical phased ground wire ("OPGW"), which is custom-made for the Company and contains up to 96 fiber strands currently and will contain up to 144 fiber strands in future sheath designs. The second method is to install new all dielectric (non-conductive) self-support fiber optic cable ("ADSS") under the electrical conductors on electric transmission structures. ADSS is capable of carrying up to 288 fiber strands currently and is expected to carry up to 432 fiber strands in future designs. Finally, in underground utility conduits, the Company uses conventional optical cable made for underground conditions.

Advanced Technology

The Company uses state-of-the-art technology in the NEON system. The NEON system consists of fiber optic communication paths, which allow for high speed, high quality transmission of voice, data and video communications. Fiber optic systems use laser-generated light waves to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, are resistant to external signal interference and directly interface to digital switching equipment or digital microwave systems. The Company is currently installing fiber optic cable containing between 64 and 96 fiber optic strands and in the future may install up to 144 or 216 fiber optic strands per cable depending on anticipated demand for the particular route and the number of fiber optic strands allowed by the Company's ROW agreements. Each of these fiber optic strands is capable of transmitting significantly greater bandwidth than traditional analog copper cables. The Company believes that continuing developments in compression technology and multiplexing equipment will increase the capacity of each fiber optic strand, thereby providing more bandwidth carrying capacity at attractive incremental costs.

The technologies employed by the Company in the construction and operation of the NEON system include Lucent's non-zero dispersion shifted fiber and Nortel's DWDM optronics possessing forward error correction technology at high OC levels that enable the highest capacity transmission (OC-192) and data integrity level (10(-15) Bit Error Rate) that are currently commercially available. The Company believes that the advanced technical operating characteristics of the NEON system will enable it to provide highly reliable services to its customers at low costs by permitting higher capacity transmission over longer distances between regeneration and amplifier facilities than can be provided by less advanced fiber systems.

The Company offers end-to-end fiber optic capacity utilizing bi-directional SONET ring architecture, which has the ability to route customer traffic in two directions around a ring design thereby minimizing service interruptions due to fiber cuts. Currently, the NEON system is continuously monitored to maintain quality control on a 24-hour basis and to alert the Company of any degradation of signal or loss of fiber capacity, and to pinpoint the location of such difficulty and enable the Company to repair or replace impaired fiber quickly.

Right-of-Way Agreements

The following is a summary of the Company's agreements that provide for most of the ROWs currently used in the NEON system.

Northeast Utilities Agreements. In 1994 and 1995, the Company entered into a series of agreements (as subsequently amended and restated in February 1998, the "NU Agreements") with the three principal operating subsidiaries of NU concerning the provision of ROWs along electric utility towers and inside urban electric utility ducts. Pursuant to the NU Agreements, the Company acquired indefeasible rights of use ("IRUs") in fiber optic filaments placed along NU's ROWs prior to February 1998 and acquired ownership of fiber optic filaments placed along NU's ROWs subsequent to February 1998 (collectively, the "NU System"). NU and the Company have both agreed to use their best efforts to complete installation of the NU System by September 1999. The Company agreed to pay the cost of installing the cable and to utilize NU's engineering staff in carrying out the installation. Under the NU Agreements, the Company agreed to pay to NU mileage-based annual fees and a percentage of the gross revenues that the Company generates on the portion of the NEON system located on NU ROWs.

A portion of the NU System, comprised of 12 fibers within the cable, is owned by and has been set aside for NU's use ("NUNet"). NU may lease these fibers to third parties, provided that prior to September 2001, NU is not permitted to assign any fibers or resell capacity on NUNet to certain specified carriers except for certain limited purposes. After September 2001, NU will be free to use NUNet to compete with the Company.

Under the NU Agreements, if any proposed segment of the NEON system's route requires material modifications or unusual expense to make it available for the Company's fiber, or if NU withdraws any segment from the route in order to give priority to electrical services, the Company has the right to designate additional or alternative route segments, subject to NU's approval, which may not be withheld unless the additional or alternative segments would materially adversely affect NU's ability to provide reliable electric service, cause or create safety problems, or would not be feasible for structural reasons. If NU desires to create new route segments in order to extend the NU System, the Company has a right of first refusal on the provision of any such segments. If NU obtains such segments from third parties, NU has agreed to use its best efforts to obtain for the Company the unimpeded use of not less than 12 usable single mode fibers in such segment on terms no less favorable than those provided to NU.

The NU Agreements have an initial term of 30 years and expire in September 2024. Thereafter they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that NU gives such a notice and terminates the NU Agreements, it must either, at its option, pay to the Company an amount equal to the fair market value of the NU System less NUNet or allow the Company to retain its IRUs and receive from the Company an annual payment equal to 10% of the Company's gross revenue from the NU System, which payment would be in addition to the other annual payments under the NU Agreements.

In addition to the foregoing, the NU Agreements may be terminated by NU if the Company defaults in the performance of certain of its obligations under the NU Agreements, including the failure to establish NUNet by September 1999, the failure to obtain and maintain all necessary government permits, licenses, franchises and approvals, and the failure to pay amounts due by it under the NU Agreements, subject in most cases to cure periods of between 30 and 90 days.

Central Maine Power Company Agreement. In January 1997, the Company entered into an agreement with CMP (the "CMP Agreement") in which CMP granted the Company a right of use in fiber optic filaments within a cable along a certain route in CMP's service territory (the "CMP System"). The CMP System has been completed and the Company also has the right to install additional cable in CMP's service territory, subject to the approval of CMP, which must not be unreasonably withheld. The Company is obligated to pay the cost of installing the cable.

In exchange for the rights of use, the Company agreed to pay to CMP an annual fee beginning, with regard to any particular route segment, in the first calendar year following the installation date for such route segment (the "Installation Date").

The Company's rights of use do not apply to 6 fibers that have been set aside for CMP's use ("CMPNet"). CMP may use these fibers for its own business purposes, but may not lease them to third parties prior to the seventh anniversary of any given Installation Date. After such seven-year period, to the extent that CMP has excess capacity on CMPNet, CMP is required to negotiate in good faith with the Company to provide such excess capacity to the Company before making it available to third parties. If the Company does not enter into an agreement with CMP with respect to such excess capacity, CMP will be able to use such capacity to compete with the Company.

The CMP Agreement has an initial term of 30 years and expires in January 2027. Thereafter it is renewable at the option of the Company for an additional ten-year term. In the event that the Company elects to renew the CMP Agreement, it must pay to CMP an annual payment equal to 10% of the Company's gross annual revenue from the CMP System, which payment would be in addition to the other annual payments under the CMP Agreement.

In addition to the foregoing, the CMP Agreement may be terminated by CMP if the Company defaults in certain of its obligations under the CMP Agreement and such default is not cured within a designated cure period.

Boston Agreements. In July 1998, the Company entered into a Fiber Optic Lease Agreement with NEES Communications, Inc., a subsidiary of New England Electric System (the "NEES Com Agreement"), and a Fiber Optic Use Agreement with BecoCom, Inc., a subsidiary of Boston Edison Company (the "BecoCom Agreement"). Pursuant to the terms of these agreements, the Company acquired the right to use certain fibers (the "Company Fibers"), to be constructed and maintained by NEES Communications and BecoCom, respectively, on a route running from Hudson, New Hampshire to Boston, Massachusetts terminating at the Company's POP and Company-targeted carrier centers. The Company Fibers are currently in use by the Company and, under the terms of these agreements, the Company is required to pay a monthly fee, and has agreed to share a portion of the revenue generated from the use of the Company Fibers (in excess of a base revenue amount specified in each agreement). Both the NEES Com Agreement and the BecoCom Agreement have an initial term of 20 years, with the potential to negotiate for up to two additional, consecutive five-year extensions. Although the BecoCom Agreement permits the Company to grant capacity to third parties, the Company may not use the Company Fibers under the BecoCom Agreement to handle local point to point services within the service area generally prescribed as the Boston Edison service territory. Nothing, however, precludes the Company from acquiring other sources for local point to point services.

Other Agreements. In July 1998, the Company entered into an IRU agreement (the "Qwest Agreement") with Qwest Communications Corporation ("Qwest") in which Qwest agreed to grant the Company an IRU in certain fibers along a route to be constructed between Boston and New York City (the "Boston-New York Segment"). In consideration of such grant, the Company agreed to pay to Qwest an IRU fee in a series of installments. The Boston-New York Segment is now expected to become available to the Company by mid-1999. Although the Qwest Agreement permits the Company to grant capacity in lit fiber to third parties, the Company may not grant IRUs in dark fiber to third parties for five years following the availability date of the Boston-New York Segment. The term of the Qwest Agreement is for approximately 20 years, but may be terminated at any time upon the occurrence of certain uncured defaults by the Company or the loss of certain underlying rights held by Qwest or other parties upon whom Qwest depends for its rights in the fiber.

The Company also has a number of agreements with Bell Atlantic to use certain ROWs along pole lines and within ducts in various areas throughout the Northeast to supplement its primary means of procuring ROWs.

Payments under Right-of-Way Agreements

The aggregate amount accrued by the Company under its agreements that provide for its ROWs used in the NEON system was $350,400, $785,535 and $1,084,325 for the years ended December 31, 1996, 1997 and 1998, respectively.

NEON Services

The Company generally leases high capacity transmission services for use by various communications carriers. The Company's customers include facilities-based carriers that require transmission capacity where they have geographic gaps in their facilities, need additional capacity or require alternative or redundant routing, and non-facilities-based carriers requiring transmission capacity to carry their customers' telecommunications traffic.

The Company currently leases lit fiber and dark fiber, as described below, and has also reserved fibers for future uses.

Lit Fiber Leases. Pursuant to its leases with its customers, the Company provides a specific amount of capacity between any two or more points on the NEON system as specified by the carrier. Lit services involve the installation of optronic terminals by the Company, to the carrier's specifications, that "light" the fiber and transmit/receive capacity on the network. The Company intends to provide lit transport capacity initially at SONET OC-3, OC-12, OC-48 and higher rates. In the future the Company intends to provide carriers with services at the lower DS-3 level.

Dark Fiber Leases. The leasing of dark fiber allows a carrier to interconnect any two or more specific points on the NEON system. This product requires the Company to install a fiber optic patch panel ("FOPP"), which is the minimal customer premise equipment installed by the Company. Dark fiber leases allow a carrier to install its own optronic equipment and to use as much or as little capacity as it desires and to customize its capacity with feature rich technology and its network protocols that differentiate that carrier's product offerings from others. As a result, the carrier can deploy the dark fiber for whatever purpose it chooses while the Company remains transparent to the carrier's end-user.

Whenever possible, the carrier customer is restricted from using the dark fibers for purposes other than supporting its own customers. To date, the Company has placed restrictions on the transfer or assignment of the leased fiber from one carrier to another. In addition, the lease prohibits carriers from accessing its leased fibers at any point other than those designated in the lease; therefore carriers cannot add additional traffic or draw off traffic along the path.

Reserved Fiber

Part of the Company's strategy is to reserve approximately one-third of the fibers comprising the NEON system in order to have the capacity necessary to take advantage of changes in telecommunications technology and services and to meet future anticipated market demand. The Company believes that continuing improvements in telecommunications technology will alter the way in which such services are provided as well as the level of demand for such services. These changes include developments in compression and multiplexing technology, as well as changes in communications protocols. These changes will likely effect a change in the nature of services provided by the Company's customers and, thereby, a change in the nature of the services provided by the Company. In addition, such changes may open new opportunities for the Company, including opportunities to serve new classes of customers. Because the exact nature and effect of such changes are, at present, difficult to measure, the Company believes it prudent to retain capacity that is not committed to any particular use or technology but can be brought out of reserve when the impact of such technological changes becomes clear. In the meantime, the Company may enter into short-term agreements with respect to such reserved capacity for the provision of its current services if such opportunities arise.

Sales and Marketing

The Company's sales and marketing strategy includes positioning itself as the carriers' carrier of choice, emphasizing its capacity, reliability, rapid deployment, customer service, access in urban areas of its service territory and the cost advantages that will allow the Company to lease its fiber optic infrastructure at competitive prices. The Company intends to price its services below what the Company believes it would cost carriers to construct their own facilities or to obtain capacity from other sources.

The Company believes that communications carriers will be attracted to the Company's dark fiber and lit fiber products. The contracts that the Company has signed to date arose as a result of management's long standing relationships in the telecommunications industry and the Company intends to leverage those relationships and increase customer scope and penetration through a dedicated sales force, which currently numbers five sales persons.

Customers

The Company is targeting other telecommunications carriers as customers and does not currently intend to offer its services directly to end-users. The NEON system enables carriers to link geographically separated central offices and POPs with primary or redundant connections in their networks. The Company's facilities also enable carriers to connect their networks directly into the premises of the carriers' end-users.

The Company currently has contracts with AT&T Local, MCI/WorldCom, Sprint, Hyperion Communications Long Haul, L.P., CTC Communications Corp. and Network Plus. The terms of certain of these customer contracts are twenty years with varying lease rates to be paid monthly. The monthly lease rates cover dark fiber and/or lit fiber leased from the Company. In addition, the contracts typically provide for "outage related credits," a predetermined reduction or offset against the customer's lease rate when a customer's leased facility is non-operational or does not meet the customer's operating parameters, and also typically require the Company to maintain adequate insurance coverages, including product liability coverage. In addition, the Company is currently in the process of negotiating agreements with certain other major communications carriers. There can be no assurance that such agreements will be consummated or will be on terms as favorable to the Company as its existing agreements.

The Company's potential carrier customer base includes the following classes of carriers:

     ILECs & Independent Telcos, such as Bell Atlantic, SBC SNET, Standish Telephone Co. (ME), Wilton Telephone Company, Inc. (NH) and Saco River Telephone Co. (ME). ILECs typically require some interstate paths for internal communications, signal control and operator services. ILECs also require intrastate capacity to connect central offices to one another and to connect central offices to POPs and customer premises.

     Facilities based IXCs, such as AT&T, Sprint, MCI/WorldCom/LDDS, Williams, Frontier, Qwest, IXC Communications, Inc., Cable & Wireless PLC, Level 3 Communications, Inc. and others. IXCs typically require (i) regional short-haul connectivity from their national backbone facilities to originate and terminate traffic deeper into the customer base; (ii) redundant routing to ensure reliability in their networks; and (iii) additional capacity for their customers as minutes-of-use and IP bandwidth requirements increase.

     CLECs, such as MCI/WorldCom, AT&T Local, Hyperion Communications Long Haul, CTC Communications, Network Plus, RCN Corporation, Intermedia Communications Inc., NextLink Communications, Inc., ICG Communications, Inc. and others. CLECs typically require interconnection between their local networks and extensions further into the community.

     ISPs, such as MCI/WorldCom, GTE Corporation/BBN, Bell Atlantic, WorldCom/Gridnet, WorldCom/UUNet Technologies Incorporated, Sprint, RCN Corporation, HarvardNet, MediaOne and others. ISPs typically require distribution channels to IXC and LEC switches and interconnection to ISP switches.

     Cable television companies and Video Carriers, such as MediaOne Group, Inc. (U S West, Inc.), Cablevision Systems Corporation, Cox Communications, Inc., Public Broadcasting Service affiliates, broadcasters and others. Cable companies typically require fiber optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add interactive programming and Internet and data transfer capabilities and to consolidate head-end facilities. Broadcasters typically require inexpensive video paths to extend their reach to distant locations.

     Wireless Communication Companies, such as SBC SNET Links, Bell Atlantic Mobile, CellularOne, Sprint PCS, OmniPoint, AT&T Wireless, STV Group, Inc., WinStar Communications, Inc., NextWave Telecom Inc., NorthCoast, Opcse-Galloway, Personal Communications, ACC-PCS (TCG), Devon Mobile, Vtel Corporation and others. Wireless companies typically require land-based back-hauling of traffic from towers to their switches and also capacity between their switches with IXCs, POPs, and ILECs central offices.

     Microwave Carriers, such as Eastern Microwave Inc./Intermedia Communications Inc. Microwave carriers typically require fiber optic capacity to replace microwave service as their primary source of communications capacity.

Supply Relationships

The Company has entered into agreements and arrangements for the supply of equipment and services relating to the construction of the NEON system. In choosing its suppliers, the Company uses such criteria as the quality and performance of the product for the intended purpose, pricing, and the ability of the supplier to meet the Company's delivery schedule and technical support requirements. The Company purchases optronic network multiplexers and network services from Northern Telecom Ltd. ("Nortel"), and cable from Fitel/Lucent Technologies, Inc. ("Fitel") and FOCAS, Inc. ("FOCAS"). The cable purchased from Fitel and FOCAS includes Lucent's patented "TrueWave" and "All Wave" fibers, which the Company believes contains certain favorable performance characteristics that reduce the Company's investment in signal enhancing network equipment. The Company believes that there are alternative suppliers or alternative components for all of the components contained in the NEON system. However, any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with its suppliers and manufacturers or delay in transitioning a replacement supplier's product into the NEON system could disrupt the Company's operations and, if such disruption continued for an extended period of time, it could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The telecommunications industry is highly competitive, and the Company faces substantial competition. Many of the Company's existing and potential competitors have financial, management and other resources that are substantially greater than those of the Company, as well as other competitive advantages, including established reputations in the communications market. See "Risk Factors--Competition."

The Company is currently aware of communications carriers that own or lease fiber optic networks in New England (such as AT&T, MCI/WorldCom, Sprint, Bell Atlantic and SNET) and of other carriers (such as IXC Communications, Qwest Communications International, Metromedia Fiber Network, Level 3 Communications and RCN) who are planning to own or lease additional networks which, if constructed, could employ advanced technology comparable to that of the NEON system.

Qwest Communications International has announced that it has acquired approximately 288 miles of fiber optic network between New York and Boston, connecting such cities as Providence and Greenhill in Rhode Island and New London, New Haven, Bridgeport and Stamford in Connecticut. Similarly, IXC Communications has announced that it has acquired approximately 280 miles of fiber optic network between New York and Boston. Another company, RCN, is engaged in the construction of fiber optic networks in Boston and several surrounding communities and in New York City. The Company's customers and potential customers, such as AT&T, MCI and Sprint, also have facilities available to them in the region which could be used to compete with the Company. Development of fiber optic networks is also continuing on a national scale. For example, Frontier Corp. is currently in the midst of constructing a cross-continental long distance fiber optic network from Los Angeles to New York and Qwest Communications International is constructing a fiber-based national backbone network which will connect 115 metropolitan areas and span approximately 16,000 miles. In addition, other companies, including Level 3 Communications, are planning nationwide and regional networks of their own. These networks enable their owners either to operate dedicated facilities for themselves or to install excess fiber to lease to other communications carriers and large corporate, government or other customers seeking high-bandwidth capacity. Alternatively, some network owners, typically CLECs, may choose to use their infrastructure to provide switched voice and data services, competing directly with ILECs and IXCs. Currently, the Company does not provide such services or plan to provide such services.

In the cities connected by the NEON system, the Company also faces significant competition from the ILECs, which currently dominate their respective local markets. In addition, the Company faces
                                                                   Page 12 of 92
competition from CLECs and wireless competitors in the cities in which the Company plans to build its networks.

Most communications carriers already own fiber optic cables as part of their communications networks, and each of these carriers could, and some do, compete directly with the Company in the market for leasing fiber capacity.

Some local cable television companies have extensive coaxial cable networks in place that have been or could be further upgraded to fiber optic cable. To the extent that local cable television companies decide to equip their networks with fiber optic cable, they are potential direct competitors of the Company.

The Company also faces potential competition from both NU and CMP, both of which have rights to use fibers in certain portions of the NEON system, which use may include competition with the Company. See "Right-of-Way Agreements," above, in this Item 1.

Governmental Regulation

While the Company believes that it is not directly subject to common carrier regulation (except to the extent it is certified as a common carrier through its subsidiaries in Connecticut and New York), it is part of an industry that is highly regulated by federal, state and local governments whose regulatory actions are often subject to judicial modification. The Company has not been subject to such regulation because it has not offered its facilities to the general public or indifferently for a fee, which would subject an entity to such regulation. In light of the changes that are occurring in the regulation of telecommunications, the Company cannot forecast whether or not it will be subject to additional regulation in the future. In Connecticut and New York the Company has petitioned to be recognized as a regulated telecommunications service provider because of the nature of its activities in, and the statutory provisions of, those two states; these subsidiaries, as authorized telecommunications service providers, would also be subject to certain federal law and regulation.

Federal Regulation. Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last two years as the result of the adoption by Congress of the Telecommunications Act of 1996 (the "1996 Act") on February 8, 1996. The 1996 Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act was enacted. The 1996 Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, with additional requirements imposed on ILECs. The 1996 Act provides a detailed list of items which are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks. All LECs, including CLECs, have a duty to (i) not unreasonably limit the resale of their services; (ii) provide number portability if technically feasible; (iii) provide dialing parity to competing providers and nondiscriminatory access to telephone numbers, directory assistance, operator services and directory listings; (iv) provide access to poles, ducts, conduits and rights-of-way; and (v) establish reciprocal compensation arrangements for the transport and termination of telecommunications. In addition to those general duties of all LECs, ILECs have additional duties to (a) interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself; (b) provide unbundled access to network elements at any technically feasible point at just, reasonable and nondiscriminatory rates, terms and conditions; (c) offer retail services at wholesale prices for the use of telecommunication carriers; (d) provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability; and (e) provide for physical collocation. "Physical collocation" is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the

ILEC's network elements. An ILEC must allocate reasonable amounts of space to telecommunications carriers on a first-come first-served basis. If space limitations or practical or technical reasons prohibit physical collocation, an ILEC must offer "virtual collocation," by which the other telecommunications carrier may specify ILEC equipment to be dedicated to its use and electronically monitor and control communications terminating in such equipment.

The FCC adopted pricing and other guidelines to implement the interconnection provisions of the 1996 Act, but the 8th Circuit Court of Appeals vacated many of the FCC's guidelines. The Supreme Court has granted a writ of certiorari to review the 8th Circuit's decision and is expected to decide the case during its 1998-1999 term. The responsibility for setting pricing and other guidelines with respect to interconnection has thus been left up to the individual state public service commissions. It is expected that varying pricing and guidelines will emerge from state to state, and some of these guidelines may eventually have an indirect adverse effect on the Company's business.

Aside from the impact of the 1996 Act, the Company believes that federal regulation does not affect the Company directly because the Company is not currently regulated as a common carrier under federal law. Federal telecommunications law imposes special legal requirements on "common carriers" who engage in "interstate or foreign communication by wire or radio for hire." The Company believes that the leasing of fiber facilities does not constitute engaging in the transmission of "communications by wire or radio" and therefore is not subject to these legal requirements. However, this conclusion could be affected by the FCC's review of its earlier decision, on remand from the U.S. Court of Appeals for the District of Columbia Circuit, that local exchange carriers offered dark fiber on a common carrier basis. In any event, the Company does not intend to offer its fiber facilities as a common carrier. Common carriers are those who offer telecommunications services directly to the public for a fee. The Company does not intend to offer its fiber capacity in this manner, but instead intends to enter into individual agreements on a selective basis with prospective lessees of its fiber facilities. The Company therefore does not believe that its fiber offerings are subject to the common carrier provisions of the Communications Act. These conclusions reflect the Company's view that there is no material difference from a regulatory perspective between the leasing of dark and lit fiber, both of which are offered by the Company. There is no assurance, however, that the FCC may not take the position that in making fiber transmission capable, in the case of lit fiber, the leasing of such fiber is subject to regulation under the Communication Act or that even the offering of dark fiber itself is subject to regulation.

As indicated above, the two subsidiaries of the Company which have applied for authority to provide telecommunications services on a common carrier basis in New York and Connecticut will be subject to regulation under the Communications Act.

In addition to regulation of common carriers, federal telecommunications law also imposes special legal requirements on "telecommunications carriers." The law essentially defines "telecommunications carriers" as those offering certain telecommunication services "directly to the public" or such classes of users as to be effectively available directly to the public, regardless of the facilities used. The Company therefore believes that a company has to be a common carrier in order to be considered a telecommunications carrier. For the reasons stated above, the Company believes that it is not a common carrier and therefore that it is also not a telecommunications carrier with respect to its fiber capacity leases. Nevertheless, the law is not entirely clear as to, and the FCC has not definitively addressed whether, the term "telecommunications carriers" is meant to encompass only common carriers, and therefore whether a provider of fiber facilities on an individualized basis, like the Company, is a "common carrier" or "telecommunications carrier." The FCC has been petitioned by certain railroad, power and telecommunications associations, none of which are affiliated with the Company, to clarify the status of fiber providers in this respect. The FCC's pending remand, described above, could also definitively address the application of these requirements to the Company. If the FCC decides that such companies are telecommunications carriers or common carriers, then the Company would be subject to certain regulatory requirements, which could have a material adverse effect on the Company.

If the Company were deemed to be a common carrier it would be required, with respect to its telecommunications services, to (i) provide such services indiscriminately upon any reasonable request; (ii) charge rates and adopt practices, classifications and regulations that are just and reasonable; (iii) avoid unreasonable discrimination in charges, practices, regulations, facilities and services; (iv) ensure that its services are accessible to and usable by persons with disabilities; (v) pay into federal funds for Telecommunications Relay Services and the North American Numbering Administration; (vi) ensure that its networks comply with the requirements of the Communications Assistance for Law Enforcement Act; (vii) be subject to government oversight and limitations on its transactions with affiliates; (viii) limit its use of Customer Proprietary Network Information ("CPNI") to provisioning of the services in connection with which the CPNI was obtained; (ix) be subject to the complaint process at the FCC; and comply with various reporting, regulatory fee payment and other requirements. The Company might also be required to file tariffs setting forth the rates for its services. These regulatory requirements could impose substantial burdens on the Company.

If the Company's offering of fiber facilities were deemed to constitute a "telecommunications service" or the provision of "telecommunications" for a fee (unless deemed de minimis), then its revenues from fiber leases to end users (but not to most other telecommunication carriers) would become subject to assessment for the FCC's Universal Service Fund, a fund that was established by the FCC pursuant to the 1996 Act to assist in ensuring the universal availability of basic telecommunications services at affordable prices. The Company may be subject to this assessment even if it is found to not be a common carrier and only provides service on a private contractual basis or through the leasing of excess capacity to end-users. This assessment could create a liability equal to a percentage of the gross revenues from these leases although the FCC has not announced what the annual assessment will be. The Company anticipates, based on quarterly contribution factors as of May 1998 that the annual rate of assessment will be approximately 4.5% of gross interstate end-user revenues for the year 1998, and may be higher in subsequent years. The Company also may be liable for assessments by state commissions for state universal service programs. The Company does not anticipate that its aggregate liability for these universal service programs would be material. In addition, since the revenues of the Company's competitors will be subject to comparable assessments; this should not reduce the Company's competitiveness.

Federal telecommunications law may also affect the Company's business by virtue of the inter-relationships that exist among the Company and ILECs and IXCs. For example, the FCC recently issued an order requiring, among other things, that common line access fees charged to IXCs, which previously amounted to more than what was necessary to recover the costs of providing access, shift from being usage driven to a fixed flat cost-based structure. While it is not possible to predict the precise effect the access charge changes will have on the Company's business or financial condition, the reforms will reduce access charges paid by IXCs, likely eliminating one of the principal disincentives for use of ILEC facilities by IXCs, which could have a material adverse effect on the use of the Company's fiber optic telecommunications networks by IXCs.

The FCC has responsibility under the 1996 Act's interconnection provisions to determine what elements of an ILEC's network must be provided to competitors on an unbundled basis. The FCC has decided not to declare fiber an unbundled network element under these provisions. This decision is currently subject to petitions for reconsideration before the FCC. An FCC decision to alter this decision on reconsideration could decrease the demand for fiber provided by the Company. In addition, the FCC has announced that state commissions may decide to add network elements to the FCC's list of elements that are required to be unbundled by all carriers throughout the country.

State Regulation. The 1996 Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations and retain jurisdiction under the 1996 Act to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

The state regulatory environment varies substantially from state to state. At present, the Company does not anticipate that the regulatory requirements to which it will be subject in Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island will have any material adverse effect on its operations. In some jurisdictions, the Company's pricing flexibility for intrastate services may be limited because of regulation, although the Company's direct competitors will be subject to similar restrictions. However, there can be no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on the Company.

In arbitrating interconnection agreements under the 1996 Act between ILECs and their potential competitors, some state commissions have considered whether fiber should be an unbundled network element. The New York Public Service Commission determined that it would not require NYNEX Corporation to provide fiber as an unbundled network element. State commissions in Florida, Maryland, North Carolina, and Virginia have either refused to require the ILECs to offer fiber to competitors, or have stated that the issue would be addressed at a later time. On the other hand, state commissions in Illinois, Massachusetts, Arizona, Georgia, Minnesota, Ohio, Oregon and Tennessee have found fiber to be a network element and required the ILECs to offer it on an unbundled basis to CLECs. There can be no assurance that these requirements, and the associated pricing methodologies, where applicable will not reduce the demand for fiber provided by the Company.

The Company has determined that there are advantages to having certain of its subsidiaries subject to state regulation in Connecticut and New York. As a regulated carrier in those two jurisdictions, these subsidiaries will have access to poles and rights of way for its fiber lines that would not be available to it as an unregulated lessor of fiber. Two subsidiaries of the Company have, therefore, recently filed petitions in those two states requesting authority to provide telecommunications services. The Company anticipates that based on past practices these petitions will be granted within the next three or four months. As a result, these subsidiaries will incur certain costs to comply with regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments in Connecticut and New York.

Local Government Regulation. In addition to federal and state laws, local governments exercise legal authority that may impact the Company's business. For example, local governments, such as the City of Boston and the City of New York, typically retain the ability to license public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services. Local authorities affect the timing and costs associated with the Company's use of public rights-of-way. These regulations may have an adverse effect on the Company's business.

Employees

At March 1, 1999, the Company employed 28 people. The Company's employees are not represented by any labor union and the Company considers its relationship with employees to be satisfactory.

Item 2. Properties.

The NEON system and its component assets are the principal properties currently owned by the Company or with respect to which the Company has an IRU. The Company owns substantially all of the communications equipment currently utilized in its business and holds certain ownership interests in the cable comprising the NEON system. The Company's installed fiber optic cable is laid along the various rights-of-way held by the Company. See Item 1. - "Right-of-Way Agreements." Other fixed assets are located at various leased locations in geographic areas served by the Company.

The Company's executive, administrative and sales offices are located at its principal office in Waltham, Massachusetts. The Company leases this space (approximately 4,375 square feet) under a month-to-month tenancy. The Company recently entered into a six-year lease for a new, approximately 15,000 square foot headquarters and network operations center facility in Westborough, Massachusetts that commences in May 1999.


Item 3. Legal Proceedings. None.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                 ---------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, ages, positions and a brief description of the business experience during at least the last five years of the executive officers of the Company, all of whom serve until they resign or are removed from such offices by the Board of Directors of the Company.

Vincent C. Bisceglia, 44, Chairman of the Board of Directors and Chief Executive Officer. Mr. Bisceglia joined the Company in November 1998 in his current position. Prior to joining the Company, from February 1994 to December 1997 Mr. Bisceglia served as President and Chief Executive Officer and a director of Technology Service Group, Inc. ("TSG"), a manufacturer of advanced technology pay telephones. Prior to 1994, he served TSG as a consultant and in various management positions. From 1982 to 1986, Mr. Bisceglia was Executive Vice President of Transaction Management, Inc., a manufacturer of point-of-sale systems, and from 1978 to 1982, he held senior marketing positions with National Semiconductor-DTS and Siemens-Nixdorf Computer Corporation.

Victor Colantonio, 51, President, Vice Chairman of the Board of Directors and a Director. Mr. Colantonio is the founder of the Company, has been a director of the Company since 1989 and Vice Chairman since November 1998. Prior to founding the Company, from 1987 to 1991 Mr. Colantonio was president of International Communications Services Corp., a provider of network services to New England Telephone Company, AT&T and others. He served as President of Ireland-based Murray International from 1986 to 1987, providing network services to SNET, LiTel, MCI, Sprint and others. From 1983 to 1986, Mr. Colantonio served as Director of Marketing for Tele-Engineering Corp., an advanced WAN/LAN developer and video switch and ad-insertion manufacturer, securing contracts with, among others, USAF Logistic Command, U.S. Navy Underwater Signal Command and NASA.

William F. Fennell, 54, Chief Financial Officer and Treasurer. Mr. Fennell joined the Company in August 1996 and became its Chief Financial Officer and Treasurer in May 1997. From October 1986 to January 1996, Mr. Fennell was Chief Financial Officer of Philips Electronics Group of North America, a manufacturer and distributor of electronic and electrical products. From 1970 to 1986, Mr. Fennell served in various positions at GTE Corporation, including Director of Operations for the Communications Products Group.

James D. Mack, Jr., 54, Vice President, Sales. Mr. Mack joined the Company in March 1998 as its Vice President, Sales. From March 1997 until joining the Company, Mr. Mack was General Manager of US Telecenters, an independent telecommunications dealer, representing Bell Atlantic, Northern Telecom, GTE Corporation and Southwestern Bell. From 1966 until March 1997, Mr. Mack held various sales and marketing positions at Bell Atlantic/NYNEX Corporation (formerly NYNEX), including Branch Manager for NYNEX Systems Marketing.

Michael A. Musen, 50, Vice President, Operations. Mr. Musen has served as an officer of the Company since its inception, and became Vice President, Operations in 1996. Prior to joining the Company, Mr. Musen was Vice President of International Communications Services Corp. from 1988 to 1992.

There are no family relationships among any of the executive officers of the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's stock is listed and traded on the Nasdaq National Market under the symbol NOPT and commenced to trade after the Company's initial public offering ("IPO") on July 31, 1998. The following table sets forth for the periods indicated the high and low bid prices for the Company's common stock as reported by Nasdaq since the IPO:


                          Year Ended December 31, 1998

Calendar Quarter                         High                              Low
Third Quarter                           $10.125                           $5.50
Fourth Quarter                          $12.00                            $4.75

                          Year Ended December 31, 1999
First Quarter though March 1, 1999      $17.75                            $8.75

The stock price ranges reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On March 1, 1999, there were 40 holders of record of the Company's common stock and approximately 1,955 beneficial holders.

Dividend Policy

The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors and will be dependent upon, among other factors, the Company's results of operations, financial condition and capital requirements, restrictions imposed by the Company's financing arrangements and legal requirements.

The terms of the Company's 12 3/4% Senior Notes Due 2008 restrict the Company's ability to pay cash dividends on its Common Stock.

                                 ---------------

Item 6. Selected Financial And Operating Data

The selected consolidated financial and operating data presented below for each of the years in the three-year period ended December 31, 1998 and as of December 31, 1996, 1997 and 1998 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. The selected consolidated financial data for each of the years in the two-year period ended December 31, 1995 and as of December 31, 1994 have been derived from the unaudited consolidated financial statements of the Company, which have been prepared on the same basis as the Consolidated Financial Statements of the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods and as of such dates. The information set forth below should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements of the Company and Notes thereto.


                                                       Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                               1994             1995            1996              1997            1998(1)
                                           ------------     ------------     ------------    -------------     ------------
Statement of Operations Data:
Revenues                                   $    326,581     $     42,598     $     13,773     $    394,704     $    863,672
Operating Expenses                              589,250          487,159        1,185,595        2,693,037        9,175,280
                                           ------------     ------------     ------------     ------------     ------------
Loss from Operations                           (262,669)        (444,561)      (1,171,822)      (2,298,333)      (8,311,608)
Interest income (expense), net                   59,959          (42,401)         125,838           (2,893)      (4,464,583)
Minority interest (2)                                                             353,222        1,080,200        1,108,933
Provision for (benefit from)
  income taxes                                                                     16,000         (261,000)        (315,000)
                                           ------------     ------------     ------------     ------------     ------------
Loss before extraordinary item                 (202,710)        (486,962)        (708,762)        (960,026)     (11,352,258)
Extraordinary item (3)                                                                                           (1,363,155)
Net loss                                       (202,710)        (486,962)        (708,762)        (960,026)     (12,715,413)
Basic and diluted loss per share
  before extraordinary item                       (2.48)           (1.71)           (2.49)           (3.37)           (1.70)
Basic and diluted loss per share                  (2.48)           (1.71)           (2.49)           (3.37)           (1.90)
Basic and diluted weighted
  average shares outstanding                     81,745          284,578          284,735          284,828        6,675,717

                                                       As of December 31,
---------------------------------------------------------------------------------------------------------------------------
                                               1994             1995            1996              1997            1998(1)
                                           ------------     ------------     ------------     ------------     ------------
Balance Sheet Data:
Working capital                            $    (29,141)    $ (4,526,664)    $  3,209,234     $ (3,463,011)    $111,966,866
Total assets(4)                                 165,081        4,774,827       16,369,663       23,461,000      291,912,234
Note payable to related party                                                                    2,100,000
Long-term debt, including
  current maturities                            348,198          932,713          927,021        2,118,905      180,127,619
Total liabilities                               478,332        5,574,589        2,332,963        8,275,154      198,877,550
Minority interest(2)                                                            6,312,554        5,338,786
CMP Warrant (5)                                                                                    532,836
Stockholder's equity (deficit)                 (313,251)        (799,762)       7,724,146        9,314,224       93,034,684

                                                       Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                               1994             1995            1996              1997            1998(1)
                                           ------------     ------------     ------------     ------------     ------------
Other Financial Data:
Cash provided by (used in)
  operating activities                     $   (194,091)    $   (413,196)    $   (315,762)    $   (813,704)       2,954,322
Cash provided by (used in)
  investing activities                           19,591       (4,619,702)      (6,738,898)      (8,798,251)     (93,772,328)
Cash provided by financing activities           258,374        4,943,300       11,918,703        5,845,482      147,457,346
Net increase (decrease) in cash
  and cash equivalents                           83,874          (89,598)       4,864,043       (3,766,473)      56,639,340
EBITDA(6)                                      (250,032)        (420,386)         794,432          665,271       (6,767,536)
Capital expenditures                             26,179        4,596,901        6,711,082        5,609,459       38,947,267
Ratio of deficiency to fixed charges(7)           (6.43)x          (2.54)x           (4.5)x         (10.11)x           (.45)x

------------------------------------------
(See footnotes on following page)

(1) If the Reorganization had occurred on January 1, 1998, the pro forma basic and diluted weighted average shares outstanding and the loss per share for the year ended December 31, 1998 would have amounted to 16,065,285 and $0.79, respectively. See Notes to Consolidated Financial Statements -- Footnote 2(m) "Significant Accounting Policies."

(2) Minority interest consisted of the interests of members other than CMP in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization." Changes in minority interest reflected members' capital adjusted by their portion of the net loss.

(3) Extraordinary item reflects the write-off of deferred financing cost of $1,363,155 related to the extinguishment of debt with a portion of the proceeds of the Public Offerings. See Notes to Consolidated Financial Statements -- Footnote 6(a) "Note Payable to Related Party and Extraordinary Item."

(4) In connection with the Reorganization, the Company recorded an intangible asset of $47,871,068 to reflect the Company's acquisition of NU's minority interest in a subsidiary, NECOM LLC, in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combination (AIN-39).

(5) The exercise of the CMP warrant resulted in an increase in additional paid-in capital of $531,394, which represents the difference between the actual book value of the warrant and the par value of the Series B Convertible Preferred Stock issued upon exercise of the warrant.

(6) EBITDA is defined as net loss before interest income (expense), net; loan commitment fees; provision for (benefit from) income taxes; and depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare a company's operating performance and to determine a company's ability to incur and service debt. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flow from operating activities, or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity.

(7) For purposes of calculating the ratio of earnings (deficiency) to fixed charges: earnings consist of loss before income tax benefit, plus fixed charges, excluding capitalized interest, and fixed charges consist of interest expenses and capitalized interest, plus amortization of deferred financing costs.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

Cautionary Statement.

In addition to historical information contained herein, this Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this Report regarding the Company's financial position, business strategy and plans, objectives for future operations, technical developments, Year 2000 compliance and industry conditions -- other than statements of historical facts -- are forward-looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, the Company can give no assurance that such expectations will prove to be correct.

These forward looking statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the factors described under the heading "Certain Factors That May Affect Future Results" below in this Item 7.

Overview

The Company is a facilities-based provider of technologically advanced, high bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. The Company currently has a fiber optic network, the NEON system, that encompasses approximately 1,000 route miles, or more than 65,000 fiber miles, in New York and New England (the "Northeast").

The Company has already completed construction of approximately 600 route miles, or approximately 49,000 fiber miles, of the NEON system at December 31, 1998, and currently operates fiber optic routes from Hartford, Connecticut to Springfield, Massachusetts and from Nashua, New Hampshire to Portland, Maine. The Company is currently engineering, constructing or acquiring additional routes in New York, Connecticut, Massachusetts, Rhode Island and New Hampshire to create a continuous fiber optic link between New York City and Portland, Maine with access into and around Boston, Massachusetts and numerous other major service areas in the Northeast. These additional routes are expected to be substantially completed in 1999 and will add approximately 400 route miles, or approximately 16,000 fiber miles, to the NEON system. The completion of routes currently planned will enable the NEON system to connect more than 540 cities and towns in six states and pass more than 200 points-of-presence ("POPs"), tandem switches and central offices, which the Company believes serve over 18 million people and over 470,000 businesses.

The Company generates revenue primarily through the leasing of capacity on its network and also through the provision of services consisting principally of design and installation work. The Company generally receives fixed monthly payments from its customers for the leasing of capacity on its network and recognizes revenues ratably over the term of the applicable customer agreement. Other service revenues are recognized as services are performed.

Reorganization

The Company was incorporated in Massachusetts in July 1989 under the name "FiveCom, Inc." In May 1996, FiveCom LLC, an operating subsidiary majority-owned by the Company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. ("Mode 1"), a subsidiary of Northeast Utilities ("NU"), organized NECOM LLC in Massachusetts, with FiveCom LLC owning approximately 60%, and Mode 1 owning approximately 40% of the membership interests in NECOM LLC. In December 1996, FiveCom LLC and MaineCom Services ("MaineCom"), a wholly-owned subsidiary of CMP, organized FiveCom of Maine LLC in Massachusetts, with MaineCom owning 66.67%, and FiveCom LLC owning 33.33%, of the membership interests in FiveCom of Maine LLC.

In order to simplify the corporate structure and in contemplation of the July 1998 initial public offering of $180.0 million of 12 3/4% Senior Notes (the "Notes") and 4.0 million shares of the Company's Common Stock at $12.00 per share (together the "Public Offerings"), the Company's major stockholders decided to reorganize the Company (the "Reorganization.") In April 1998, prior to the Reorganization, CMP exercised its warrants to purchase 5,876 shares of membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and in July 1998, (i) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for shares of the Series B Convertible Preferred Stock of the Company; (ii) FiveCom LLC and NECOM LLC were each merged with and into a wholly-owned subsidiary of the Company; (iii) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., a wholly-owned subsidiary of the Company; and (iv) the Company was reincorporated in Delaware under the name "NorthEast Optic Network, Inc." and the Company's Certificate of Incorporation was amended and restated.

The shares of membership interest in FiveCom LLC received by CMP upon exercise of its warrant were exchanged for 144,172 shares of the Series B Convertible Preferred Stock of the Company, which shares had an estimated value at the time of the Reorganization of approximately $4.3 million. Mr. Colantonio, the Company's President, and Mr. Musen, a Vice President of the Company, exchanged their membership interests in FiveCom LLC for 17,788 shares and 14,549 shares, respectively, of the Company's Series B Convertible Preferred Stock, which shares had an estimated aggregate value at the time of the Reorganization of approximately $542,000 and $443,000, respectively.

Prior to the Reorganization, which was completed on July 8, 1998, the Company held interests in its majority-owned or controlled subsidiaries, FiveCom LLC, FiveCom of Maine LLC and NECOM LLC. The interests of the minority owners of these subsidiaries are reflected on the Company's balance sheet as minority interest in consolidated subsidiaries. As a result of the Reorganization, such minority owners became stockholders of the Company, and the value of the stock of the Company received by them over the tangible book value of their minority interests was reflected as goodwill.

Prior to the Company's initial public offering of stock and debt, the Company was included in CMP's consolidated federal income tax return pursuant to the terms of a tax-sharing arrangement entered into in 1996. The benefit from income taxes represents refundable income taxes from CMP as a result of this tax sharing arrangement. The Company has no net operating loss carryforwards as a result of this tax sharing arrangement.

Results Of Operations

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

The Company's December 31, 1998 revenues increased by $468,968, or 119%, to $863,672 in the year ended December 31, 1998 from $394,704 in the year ended December 31, 1997. Revenues in 1998 were generated by recurring lease services to existing customers, which came on line primarily during the second half of 1997, and to new customers.

Total cost of sales for the year ended December 31, 1998 were $2,176,266, an increase of 91% over the $1,137,943 recorded in the year ended December 31, 1997. The increase was primarily due to rights-of-way fees and property taxes resulting from network expansion in the Company's service territory.

Selling, general and administrative expenses increased to $5,200,720 for the year ended December 31, 1998 from $1,002,232 in the year ended December 31, 1997, reflecting an increase in personnel, a one time bonus payment, and the cost of developing management, sales and infrastructure resources.

Depreciation and amortization expense was $1,798,294 for the year ended December 31, 1998, compared to $552,862 for the year ended December 31, 1997. The increase resulted from higher depreciation expense, due to the placement of additional portions of the NEON system into service and the amortization of goodwill as a result of the Reorganization on July 8, 1998.

Interest income increased to $4,179,880 for the year ended December 31, 1998 from $138,918 for the year ended December 31, 1997. The increase was due primarily to higher cash and investment balances resulting from the Public Offerings.

Interest expense increased to $8,644,463 for the year ended December 31, 1998 from $141,811 for the year ended December 31, 1997. The increase resulted primarily from interest accrued on the Notes.

Minority interest for the year ended December 31, 1998 amounted to $1,108,933 compared to $1,080,200 in 1997. The increase is due to an increase in the proportionate share of the net losses of subsidiaries. The elimination of the minority interest in the third quarter of 1998 was in connection with the Reorganization.

Benefit from income taxes increased slightly in the year ended December 31, 1998 to $315,000 from $261,000 for the comparable period of 1997. The benefit related to refundable income taxes resulting from the Company's tax sharing arrangement with CMP, which terminated upon the closing of the Public Offerings on August 5, 1998.

For the year ended December 31, 1998, the Company recorded a net loss before extraordinary item of $11,352,258, compared to $960,026 for the year ended December 31, 1997. The increase in net loss before extraordinary item is primarily attributable to the factors discussed above.

The extraordinary item for the year ended December 31, 1998 amounted to $1,363,155, representing the write off of deferred financing costs associated with two construction loans repaid in the third quarter with the proceeds from the Company's Public Offerings.

A net loss after extraordinary item recorded for the year ended December 31, 1998, amounted to $12,715,413, compared to $960,026 for the year ended December 31, 1997. The increase in net loss after extraordinary item is primarily attributable to the factors discussed above.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

During the years ended December 31, 1997 and 1996, the Company was continuing in its development stage and did not generate significant revenues until the last half of 1997, when customers began using the NEON system. Revenues for 1997 were $394,704 as compared to 1996 revenues of $13,773. The revenue increase was generated primarily from services to customers during the last half of 1997 as the NEON system was placed in service and contracts with carriers commenced.

Cost of sales for 1997 were $1,137,943 as compared to $260,619 in 1996. The increase resulted primarily from accrued right-of-way fees due to NU under arrangements for right-of-way extensions and property taxes incurred in connection with the expansion of the NEON system.

Selling, general and administrative expenses increased to $1,002,232 in 1997 from $900,808 in 1996, an 11% increase. This increase resulted primarily from increased professional fees and salaries and benefits caused by increased business activities and growth within the Company.

Depreciation and amortization expense was $552,862 in 1997 as compared to $24,168 in 1996. The increase resulted from the recognition of depreciation expense resulting from portions of the NEON system being placed into service at the end of the second quarter of 1997.

Interest income of $138,918 was recorded in 1997 as compared to $201,473 in 1996. The decline was due primarily to a decrease in cash balances as cash was used to fund construction of the NEON system.

Interest expense (including the amortization of financing costs) increased in 1997 to $141,811 from $75,635 in 1996. The increase reflects additional debt incurred in 1997 to finance construction of the NEON system and to fund operations of the Company.

Minority interest increased in 1997 to $1,080,200 from $353,222 in 1996. The increase resulted from an increase in the proportionate share of net losses of subsidiaries.

Provision (benefit) for income taxes decreased in 1997 to $(261,000) from $16,000 in 1996. The decrease relates to the fact that the Company had refundable income taxes in 1997 as a result of its tax sharing arrangement with CMP.

A net loss of $960,026 was recorded in 1997 compared to a net loss of $708,762 in 1996. The increase in net loss is primarily attributable to the factors discussed above.

Liquidity and Capital Resources

On August 5, 1998, the Company completed the Public Offerings, resulting in net proceeds to the Company of approximately $218 million (after deducting expenses).

Net cash (used in)/provided by operating activities was $(315,762), $(813,704) and $2,954,322 for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash provided for the year ended December 31, 1998 was due primarily to the accrued interest expense in the amount of $9,244,250 on the Notes and improved working capital, partially offset by a net loss.

Cash flow from financing activities was $11,918,703, $5,845,482 and $147,457,346 in the years ended December 31, 1996, 1997 and 1998, respectively. Cash flow from financing activities in 1998 was generated from the Public Offerings. Of the proceeds from the Public Offerings, $19,450,772 were used to repay long-term construction loans from CMP and Peoples Heritage Bank, and $72,887,041 were used to establish an escrow account to secure the payment of the first seven scheduled interest and principal payments on the Notes, of which the first payment was made on February 15, 1999.

Cash used in investing activities totaled $6,738,898, $8,798,251 and $93,772,328 in the years ended December 31, 1996, 1997 and 1998, respectively. Cash requirements consisted primarily of the cost of construction to build the NEON system and purchases of short term investments.

The Company anticipates that it will continue to experience negative cash flow as it expands the NEON system, constructs additional networks and markets its services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of the NEON system as currently planned, and, as a result, the Company intends to use cash on hand and the net proceeds of the Public Offerings to fund this expansion and development. Management believes that the net proceeds from the Public Offerings in addition to cash from operations will be sufficient to fund the substantial completion of the NEON system as currently planned as well as the Company's other working capital needs. The expectations of required future capital expenditures are based on the Company's current estimates. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program.

Year 2000 Readiness

The Year 2000 issue is faced by substantially every company in the computer or information technology industries, as well as every company which relies on computer systems. The Company is currently in the process of assessing its exposure to the Year 2000 problem in the following major areas: (i) Year 2000 problems relating to the Company's internal systems; (ii) Year 2000 problems of the Company's critical vendors, namely those that could have a material adverse effect on the Company's business, results of operations or financial condition; and (iii) Year 2000 problems of the Company's customers that could result in a reduction in demand for the Company's fiber optic products and services.

Internal Systems. The Company is in the process of determining the nature and extent of the work required to make its internal information technology ("IT") and non-IT systems Year 2000 complaint and is using a third party consultant to assist it in this effort. The Company's internal information systems consist of accounting and project management software. The licensors of the software have advised the Company that their products are Year 2000 compliant. The Company is also evaluating its non-IT systems such as micro-controllers. The Company has yet to determine whether these systems will be remedied or replaced. However, all current hardware and software used by the Company is less than two years old, and the Company does not foresee a material adverse effect on the Company's business, operating results and financial condition from Year 2000 issues related to its internal software or hardware. The Company is currently unable to estimate the costs of addressing its Year 2000 issues, if any, or of possible worst case Year 2000 scenarios, and the Company has not yet developed a contingency plan for the most reasonably likely worst case scenario.

Critical Vendors. The Company relies on third party vendors of products and services in the conduct of its business and as a result, is in the process of seeking assurances from its critical vendors that there will not be a material interruption in their supply of those products and services as a result of the Year 2000 problem. Failure of a critical supplier to solve a Year 2000 problem in its accounting systems, production control and/or shipping systems could have a material adverse effect on the Company's business, operating results and financial condition. From the responses the Company has received to date, the Company's critical vendors are either Year 2000 compliant or have developed or put in place an aggressive and comprehensive readiness strategy. The Company's fiber optic network system (the "NEON" system) is also dependent upon the transmission and distribution infrastructure of electric utilities in the Northeast. Should one or more of these utilities experience disruption in providing electricity to their customers as a result of a Year 2000 problem, the utility has the right under its agreements with the Company to take the necessary action to restore electrical service to their customers, which could in turn disrupt the operation of the NEON system. However, these electric utilities are committed to minimizing risks to the NEON system and to providing adequate resources to implement any changes necessary to be Year 2000 compliant. See "Certain Factors That May Affect Future Results -- ROWs and IRUs" below).

Customers. The Company is also conducting a survey of its major customers to determine their Year 2000 readiness. Although responses to date indicate that they are either Year 2000 compliant or have put in place a comprehensive readiness strategy, there can be no assurance that the Company's customers will not delay scheduled projects as a result of their own Year 2000 problems. Any such delays could have a material adverse effect on the Company's business, operating results and financial condition. To date the Company has not experienced any lack of demand for its services related to the Year 2000 problem.

The Company through December 31, 1998 has not incurred nor does it expect to incur any material costs directly related to the Year 2000 computer problem. Pending continuing investigation of its exposure to the Year 2000 problem the Company is unable to determine the costs of solving any Year 2000 problem that may occur in the future.

Certain Factors That May Affect Future Results

The future financial and operating results of the Company remain difficult to predict and are subject to various risks and uncertainties described below as well as elsewhere in this Report.

Limited Operating History; Cash Flow. The Company's current business has only a very limited history. As a facilities-based provider of fiber optic transmission capacity, the Company is a development stage company in the process of constructing the NEON system throughout the Northeast. Although limited portions of the NEON system are currently operational, the Company does not expect to begin to realize any substantial revenue until the NEON system is substantially completed. The Company does not expect to achieve substantial completion of the NEON system as currently planned until the end of 1999. The Company has incurred net losses from inception. The Company's future operating results will fluctuate annually and quarterly due to several factors, some of which are outside the control of the Company. These factors include the cost of construction of the NEON system (including any unanticipated costs associated therewith), the availability of rights-of-way ("ROWs"), the cost and timely availability of equipment and construction contractors, pricing strategies for its services, changes in the regulatory environment, changes in telecommunications technology and changes in general and local economic conditions. In addition, the extent of the demand for the Company's services cannot be estimated with any degree of certainty.

Completion of the NEON System. The development of the Company's business, the completion of the NEON system and the development of the Company's services and customer base will require significant expenditures, most of which will need to be made before the Company is able to offer services over substantially all of the NEON system. These expenditures, together with associated operating expenses, will adversely impact cash flow and profitability until an adequate customer base is established. To date, the Company has expended substantial amounts on construction of the NEON system. Such cash expenditures have been funded by proceeds from the Company's financing activities. Accordingly, the Company has generated negative cash flow. There can be no assurance that the Company will not need to obtain additional capital to complete the NEON system, that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms.

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

In order to complete the NEON system, the Company must obtain additional rights-of-way and other permits to install fiber optic cables from third parties, including electric utilities, transit authorities and others. The Company has not yet obtained the necessary ROWs to expand the NEON system to encompass the planned New York local loop. The Company may be required to pay cash or provide in-kind facilities for these ROWs or other ROWs to accommodate extensions to the NEON system. The Company is unable to predict with certainty the cost of obtaining necessary ROWs, and there can be no assurance that it will be able to obtain such ROWs on acceptable terms, if at all. In addition, if CMP or NU or any other entity with whom the Company has an agreement seeks bankruptcy or other protection from its creditors, the Company's ability to exercise rights to obtain route extensions or other rights under its agreement with such entity may be adversely affected.

Customers; Market Demand. The Company's ability to implement its business strategy is also dependent upon the Company's ability to secure a market for its leased dark and lit fiber optic capacity and obtain service contracts with communications carriers. Many of the Company's targeted customers are companies that may also be the Company's potential competitors. If the Company's services are not satisfactory or cost competitive, the Company's potential customers may elect to develop other alternatives in the Company's markets. The Company has incurred and will continue to incur significant operating expenses and has made and will continue to make significant capital investments, in each case based upon certain expectations as to the anticipated customer demand for the Company's services in its markets.

The Company's business strategy assumes that its current and future service revenues will come from a limited number of communications carriers. Therefore, dissatisfaction with the Company's services by a relatively few number of customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware that certain inter-exchange carriers are constructing or considering the construction of new networks, or buying companies with local networks, which could reduce their need for the Company's services.

Dependence on Management. The Company's future performance will depend to a significant extent upon the efforts and abilities of its senior executives. There can be no assurance that the Company will be able to attract and retain qualified executives to achieve its business operations.

ROWs and IRUs. The construction and operation of the NEON system by the Company is dependent upon indefeasible rights of use ("IRUs") granted to the Company in ROWs and in fiber optic filaments. IRUs, which are created by contract, have been used extensively in the telecommunications industry. Although IRUs confer upon the holder certain indicia of ownership, legal title and the right to control the ROW or the fiber optic filaments, as the case may be, remain in the hands of the grantor. Therefore, while IRUs might be construed as conferring a significant equitable right in the ROW or the fiber optic filaments, as the case may be, the legal status of IRUs remains uncertain, and there can be no assurance that a trustee in bankruptcy would not void an IRU in the event of the bankruptcy of the grantor of such IRU. In addition, the IRUs granted by CMP and NU are subject to pre-existing, system-wide mortgages used to secure utility bonds issued by those companies. The Company has sought acknowledgments from the NU companies' indenture trustees that the Company's rights under the NU Agreements would be recognized in the event of the foreclosure of the related mortgage. Although agreements have been obtained from certain of the indenture trustees, if such an agreement is not obtained from the trustees for one or more of the NU companies, a default by any such company under its mortgage that resulted in the foreclosure of the mortgage could result in the Company losing its rights under the NU Agreements in the state in which such company operates. The Company has not sought such acknowledgments from CMP's indenture trustee because, unlike the NU Agreements, under the terms of the CMP Agreement, the Company is not entitled to such acknowledgments. A default by CMP under its mortgage that results in the foreclosure of the mortgage could result in the Company losing its rights under the CMP Agreement.

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

Competition. The telecommunications industry is highly competitive. The Company faces substantial competition from incumbent local exchange carriers ("ILECs"), which currently dominate their local telecommunications markets, and competitive local exchange carriers ("CLECs"), most of which have greater financial and other resources than the Company. In addition to ILECs and CLECs, potential competitors capable of offering services similar to those offered by the Company include interchange carriers ("IXCs"), other facilities-based communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone system operators and end-users with private communications networks. NU and CMP each own or have an IRU in certain fibers in the cable that includes the NEON system, which permit NU and CMP to compete directly with the Company in the future if they are not using these fibers for their own corporate requirements. The Company's ROWs are nonexclusive in that other service providers (including the utilities themselves) could install competing networks using the same ROWs.

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

Regulatory Risks. Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence the viability of the Company. Consequently, undesirable regulatory changes could adversely affect the Company's business, financial conditions and results of operations. For instance, while the Company does not believe that its fiber are subject to common carrier regulation by the Federal Communications Commission ("FCC") or under the common carrier provisions of the Communications Act of 1934, as amended (the "Communications Act"), except to the extent its subsidiaries in New York and Connecticut offer telecommunications services on a common carrier basis, the Company cannot predict the future regulatory status of its business. The FCC has recognized a class of private, non-common carriers whose practice it is to make individualized decisions on what terms and with whom to deal. These carriers may be subject to FCC jurisdiction, but are not currently extensively regulated. Such private carriers include entities providing "telecommunications" for a fee as defined in the 1996 Act, which may include certain of the Company's offerings. In the event that the Company becomes subject to the FCC's jurisdiction, it will be required to comply with a number of regulatory requirements, including, but not limited to rate regulation, reporting requirements, special payments, including universal service assessments and access charges. Compliance with these regulatory requirements may impose substantial administrative burdens on the Company. In addition, ILECs, CLECs and IXCs are subject to various federal telecommunications laws. Accordingly, changes in federal telecommunications law may affect the Company's business by virtue of the interrelationships that exist among the Company and many of these regulated telecommunications entities. It is difficult for the Company to forecast at this time how these changes will affect the Company in light of the complex interrelationships that exist in the industry and the different levels of regulation.

The Company is subject to state regulation, which can vary substantially from state to state. The Company's subsidiaries in New York and Connecticut have obtained authority to provide telecommunications services on a certificated common carrier basis. Therefore, such subsidiaries are subject to the obligations that applicable law places on all similarly certificated common carriers as described elsewhere in this Report including: the filling of tariffs, state regulation of certain service offerings and pricing, requirements for interconnection with, and resale to, other carriers, payment of regulatory fees and assessments, and reporting requirements. See Item 1. "Business Governmental Regulation." At present, the Company does not anticipate that the costs of compliance with these regulatory requirements, or any of the regulatory requirements of other states to which it might become subject, will have a material adverse effect on its operations, and expects its direct competitors to be subject to similar regulatory requirements to the extent they operate within these states. In some jurisdictions, the Company's pricing flexibility for intrastate services may be limited because of regulation, although the Company's direct competitors are expected to be subject to similar restrictions.

Reliance on Third Parties; Sources of Supply. The Company has contracted to NU and CMP substantially all of the engineering, routine maintenance and construction supervision activities associated with the construction of that portion of the NEON system located on NU and CMP properties and the Company has contracted to various third party contractors, as well as CMP, the construction of the NEON system. As a result, the Company may have less control over the timeliness and quality of the work performed by such parties than if such work were to be performed by the Company's own employees. In addition, as a result of their activities on behalf of the Company, NU, CMP and such contractors may from time to time have access to certain proprietary information about the Company.

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

Technological Changes. The telecommunications industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those provided by the Company.

Other Factors. Implementation of the Company's business strategy also will require substantial growth in the Company's management staff, support systems and other operations and may be affected by factors such as (i) the availability of financing and regulatory approvals; (ii) the existence of strategic alliances or relationships; (iii) technological, regulatory or other developments in the Company's business; (iv) changes in the competitive climate in which the Company operates; and (v) the emergence of future opportunities.

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

Controlling Stockholders. CMP and NU beneficially own or control a majority of the outstanding Common Stock of the Company. As a result of their stock ownership, these stockholders acting together will be able to continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval. The Company has entered into various agreements with CMP and NU. Certain conflicts may arise between the interests of CMP and NU and the security holders of the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risk related to changes in interest rates, but does not believe that this exposure is material. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially effected.


Item 8. Financial Statements and Supplementary Data.

                   Index to Consolidated Financial Statements


                          NORTHEAST OPTIC NETWORK, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1998
                         TOGETHER WITH AUDITORS' REPORT

                                                                                  Page
Report of Independent Public Accountants                                           33

Consolidated Balance Sheets as of
December 31, 1997 and 1998                                                         34

Consolidated Statements of Operations for the years ended
     December 31, 1996, 1997 and 1998                                              35

Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended December 31, 1996, 1997 and 1998                          36

Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998                                              37

Notes to Consolidated Financial Statements                                         38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To NorthEast Optic Network, Inc.:

We have audited the accompanying consolidated balance sheets of NorthEast Optic Network, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthEast Optic Network, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

Boston, Massachusetts
January 18, 1999

                          NORTHEAST OPTIC NETWORK, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                                                December 31,
                                                                                           1997             1998
CURRENT ASSETS:
   Cash and cash equivalents                                                         $     1,098,452  $    57,737,792
   Short-term restricted cash and investments (Notes 6(b) and (c))                                 -       23,149,975
   Short-term investments                                                                          -       48,581,949
   Accounts receivable, net of allowance for doubtful accounts of
     approximately $224,000 in 1998                                                        1,034,391          111,915
   Refundable taxes from related party                                                       368,734          755,838
   Prepaid expenses and other current assets                                                  13,572          506,947
                                                                                     ---------------  ---------------

         Total current assets                                                              2,515,149      130,844,416
                                                                                     ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST:
   Communications network construction in progress                                         1,292,492       27,775,788
   Communications network                                                                 15,583,770       23,574,533
   Machinery and equipment                                                                    54,927        2,472,259
   Leasehold improvements                                                                          -          360,930
   Furniture and fixtures                                                                     11,918           26,758
   Motor vehicles                                                                             29,426                -
                                                                                     ---------------  ---------------
                                                                                          16,972,533       54,210,268

   Less--Accumulated depreciation                                                            437,830        1,287,591
                                                                                     ---------------  ---------------
                                                                                          16,534,703       52,922,677
                                                                                     ---------------  ---------------

RESTRICTED CASH AND INVESTMENTS (Note 6(b))                                                  819,923       51,371,859

INTANGIBLE ASSETS, NET (Note 5)                                                            3,591,225       56,773,282
                                                                                     ---------------  ---------------

                                                                                     $    23,461,000  $   291,912,234
                                                                                     ===============  ===============
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations                                       $     1,982,911  $       127,619
   Accounts payable                                                                          294,758          322,285
   Accounts payable construction-in-progress                                               1,199,293        2,647,719
   Accrued expenses                                                                          571,493       13,526,702
   Accrued right-of-way fees, related party                                                  785,535        1,084,325
   Deferred revenue                                                                        1,144,170        1,168,900
                                                                                     ---------------  ---------------

         Total current liabilities                                                         5,978,160       18,877,550
                                                                                     ---------------  ---------------

DEFERRED TAX LIABILITY                                                                        61,000                -
                                                                                     ---------------  ---------------

NOTE PAYABLE TO RELATED PARTY                                                              2,100,000                -
                                                                                     ---------------  ---------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                               135,994      180,000,000
                                                                                     ---------------  ---------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                             5,338,786                -

COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)

CMP WARRANT                                                                                  532,836                -

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $.01 par value-
     Authorized--277,960 shares; 78,324 shares issued and outstanding at
       December 31, 1997                                                                         783                -
   Series B convertible preferred stock, $.01 par value-
     Authorized--4,498,371 shares; 962,734 shares issued and outstanding at
       December 31, 1997                                                                       9,627                -
   Common stock, $.01 par value-
     Authorized--30,000,000 shares; 284,828 and 16,066,333 shares issued and
       outstanding at December 31, 1997 and 1998, respectively                                 2,848          160,663
   Warrants                                                                                    8,595            8,595
   Additional paid-in capital                                                             11,817,216      108,105,684
   Accumulated deficit                                                                    (2,524,845)     (15,240,258)
                                                                                     ---------------  ---------------

         Total stockholders' equity                                                        9,314,224       93,034,684
                                                                                     ---------------  ---------------

                                                                                     $    23,461,000  $   291,912,234
                                                                                     ===============  ===============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Years Ended December 31,
                                                                        1996             1997          1998

REVENUES:
   Contract                                                        $           -   $     347,718  $     820,059
   Other service                                                          13,773          46,986         43,613
                                                                   -------------   -------------  -------------

          Total revenues                                                  13,773         394,704        863,672
                                                                   -------------   -------------  -------------

EXPENSES:
   Cost of sales (includes right-of-way fees of approximately
     $435,100, $108,000 and $591,000 in 1996, 1997 and 1998,
     respectively, paid to related parties)                              260,619       1,137,943      2,176,266
   Selling, general and administrative                                   900,808       1,002,232      5,200,720
   Depreciation and amortization                                          24,168         552,862      1,798,294
                                                                   -------------   -------------  -------------

          Total expenses                                               1,185,595       2,693,037      9,175,280
                                                                   -------------   -------------  -------------

          Loss from operations                                        (1,171,822)     (2,298,333)    (8,311,608)
                                                                   -------------   -------------  -------------

OTHER INCOME (EXPENSE):
   Interest income and other, net                                        201,473         138,918      4,179,880
   Interest expense                                                      (75,635)       (141,811)    (8,644,463)
                                                                   -------------   -------------  -------------

          Total other income (expense)                                   125,838          (2,893)    (4,464,583)
                                                                   -------------   -------------  -------------

          Loss before minority interest in subsidiaries' earnings
          and benefit from income taxes                               (1,045,984)     (2,301,226)   (12,776,191)

MINORITY INTEREST                                                        353,222       1,080,200      1,108,933

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                 16,000        (261,000)      (315,000)
                                                                   -------------   -------------  -------------

LOSS BEFORE EXTRAORDINARY ITEM                                          (708,762)       (960,026)   (11,352,258)
                                                                   -------------   -------------  -------------

EXTRAORDINARY ITEM (Note 6(a))                                                 -               -     (1,363,155)
                                                                   -------------   -------------  -------------

NET LOSS                                                           $    (708,762)  $    (960,026) $ (12,715,413)
                                                                   =============   =============  =============

BASIC AND DILUTED LOSS PER SHARE BEFORE EXTRAORDINARY ITEM         $       (2.49)  $       (3.37) $       (1.70)
                                                                   =============   =============  =============

BASIC AND DILUTED LOSS PER SHARE                                   $       (2.49)  $       (3.37) $       (1.90)
                                                                   =============   =============  =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                    284,735         284,828      6,675,717
                                                                   =============   =============  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                         Series A Convertible        Series B Convertible            Common Stock
                                           Preferred Stock             Preferred Stock

                                       Number of      $.01 Par     Number of      $.01 Par     Number of      $.01 Par
                                         Shares        Value         Shares        Value         Shares        Value

BALANCE, DECEMBER 31, 1995                 21,180   $       212             -   $         -       284,578   $     2,846

  Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $775,950                             -             -       405,024         4,050             -             -

  Exercise of common stock options              -             -             -             -           250             2

  Issuance of common stock warrant              -             -             -             -             -             -

  Issuance of Series B convertible
  preferred stock                               -             -       557,710         5,577             -             -

   Net loss                                     -             -             -             -             -             -
                                      -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1996                 21,180           212       962,734         9,627       284,828         2,848

  Issuance of ownership interest                -             -             -             -             -             -

  Issuance of Series A convertible
  preferred stock                          57,144           571             -             -             -             -

   Net loss                                     -             -             -             -             -             -
                                      -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1997                 78,324           783       962,734         9,627       284,828         2,848

  Exercise of common stock options              -             -             -             -         3,600            36

  Reorganization (Note 1)                 199,636         1,996     3,470,470        34,705             -             -

  Conversion of Series A and B
  convertible preferred stock            (277,960)       (2,779)   (4,433,204)      (44,332)   11,777,905       117,779

  Proceeds from initial public
  offering, net of issuance costs
  of $4,230,011                                 -             -             -             -     4,000,000        40,000

   Net loss                                     -             -             -             -             -             -
                                      -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1998                      -   $         -             -   $         -    16,066,333   $   160,663
                                      ===========   ===========   ===========   ===========   ===========   ===========

                                                                                    Total
                                                     Additional                 Stockholders'
                                                      Paid-in      Accumulated     Equity
                                        Warrants      Capital        Deficit      (Deficit)




BALANCE, DECEMBER 31, 1995            $         -   $    53,237   $  (856,057)  $  (799,762)

  Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $775,950                             -     9,220,000             -     9,224,050

  Exercise of common stock options              -            23             -            25

  Issuance of common stock warrant          8,595             -             -         8,595

  Issuance of Series B convertible
  preferred stock                               -        (5,577)            -             -

   Net loss                                     -             -      (708,762)     (708,762)
                                      -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1996                  8,595     9,267,683    (1,564,819)    7,724,146

  Issuance of ownership interest                -     1,750,088             -     1,750,088

  Issuance of Series A convertible
  preferred stock                               -       799,445             -       800,016

   Net loss                                     -             -      (960,026)     (960,026)
                                      -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1997                  8,595    11,817,216    (2,524,845)    9,314,224

  Exercise of common stock options              -        32,040             -        32,076

  Reorganization (Note 1)                       -    52,597,107             -    52,633,808

  Conversion of Series A and B
  convertible preferred stock                   -       (70,668)            -             -

  Proceeds from initial public
  offering, net of issuance costs
  of $4,230,011                                 -    43,729,989             -    43,769,989

   Net loss                                     -             -   (12,715,413)  (12,715,413)
                                      -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 1998            $     8,595   $108,105,684  $(15,240,258) $93,034,684
                                      ===========   ============  ============  ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                         1996              1997             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $      (708,762)  $      (960,026) $   (12,715,413)
   Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities-
     Extraordinary item-write-off of deferred financing costs                    -                 -        1,363,155
     Minority interest in subsidiaries' earnings                          (353,222)       (1,080,200)      (1,108,933)
     Loss on disposal of property and equipment                                  -                 -            6,699
     Accretion of long-term obligations                                          -            26,642           62,165
     Amortization of deferred financing costs                                    -                 -          261,102
     Depreciation and amortization                                          24,168           552,862        1,798,294
     Changes in assets and liabilities-
       Accounts receivable                                                (120,628)         (908,851)         922,476
       Refundable taxes from related party                                       -          (368,734)        (387,104)
       Prepaid expenses and other current assets                           104,565            (8,719)        (493,375)
       Accounts payable                                                    315,977           (21,219)          27,527
       Accrued expenses                                                    197,140           974,371       13,253,999
       Deferred revenue                                                    225,000           919,170           24,730
       Deferred tax liability                                                    -            61,000          (61,000)
                                                                   ---------------   ---------------  ---------------

         Net cash (used in) provided by operating activities              (315,762)         (813,704)       2,954,322
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                           -                 -      (48,581,949)
   Proceeds from sale of property and equipment                                  -                 -            9,500
   Purchases of property and equipment                                     (17,480)           (7,397)      (2,660,719)
   Purchases of communications network                                  (6,693,602)       (5,602,062)     (36,286,548)
   Increase in intangible assets                                           (27,816)       (3,188,792)      (6,252,612)
                                                                   ---------------   ---------------  ---------------

         Net cash used in investing activities                          (6,738,898)       (8,798,251)     (93,772,328)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in construction accounts payable                 (3,361,122)          716,985        1,448,426
   Proceeds from issuance of long-term obligations                               -         1,600,000      180,000,000
   Proceeds from note payable to related party                                   -         2,100,000       15,775,000
   Payments on long-term obligations                                      (618,621)         (408,116)      (1,991,286)
   Payments on note payable to related party                                     -                 -      (17,875,000)
   Increase in restricted cash and investments                                   -          (819,923)     (73,701,911)
   Proceeds from issuance of ownership interest                                  -         1,750,088                -
   Proceeds from exercise of stock options and warrants                         25                 -           32,128
   Increase in minority interest in subsidiary                           6,665,776           106,432                -
   Proceeds from initial public offering, net                                    -                 -       43,769,989
   Proceeds from sale of preferred stock, net                            9,232,645           800,016                -
                                                                   ---------------   ---------------  ---------------

         Net cash provided by financing activities                      11,918,703         5,845,482      147,457,346
                                                                   ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,864,043        (3,766,473)      56,639,340

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   882         4,864,925        1,098,452
                                                                   ---------------   ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $     4,864,925   $     1,098,452  $    57,737,792
                                                                   ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                      $       331,505   $       165,446  $       660,300
                                                                   ===============   ===============  ===============
     Taxes                                                         $             -   $        45,261  $        16,875
                                                                   ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Goodwill recorded in connection with the Reorganization         $             -   $             -  $    47,871,068
                                                                   ===============   ===============  ===============
   Issuance of warrants in connection with sale of preferred
     stock and note payable to related party                       $         8,595   $       532,836  $             -
                                                                   ===============   ===============  ===============
   Conversion of minority interest into Series A convertible
     preferred stock in connection with the Reorganization         $             -   $             -  $     4,229,853
                                                                   ===============   ===============  ===============
   Exercise of CMP warrant                                         $             -   $             -  $       532,836
                                                                   ===============   ===============  ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(1)    OPERATIONS AND REORGANIZATION

       NorthEast Optic Network, Inc. (the Company or NEON) (formerly FiveCom, Inc.) and its subsidiaries are engaged in the ownership, management, operation and construction of fiber optic telecommunication networks in the Northeast, consisting of New England and New York.

       The Company was incorporated in Massachusetts in July 1989. In May 1996, FiveCom LLC, an operating subsidiary majority-owned by the Company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. (Mode 1), an affiliate of Northeast Utilities Services Company (NU), organized NECOM LLC in Massachusetts, with FiveCom LLC owning 60%, and Mode 1 owning 40% of the membership interest in NECOM LLC. In December 1996, FiveCom LLC and Central Maine Power Company (CMP), organized FiveCom of Maine LLC in Massachusetts, with CMP owning 66.7% and FiveCom LLC owning 33.3% of the membership interests in FiveCom of Maine LLC. In addition, CMP purchased a 90.9% interest in the Company, giving it a controlling interest. FiveCom LLC, NECOM LLC and FiveCom of Maine LLC commenced operations upon their respective dates of organization. Prior to the Reorganization completed on July 8, 1998 the Company had a controlling interest in all entities except FiveCom of Maine LLC (FiveCom of Maine LLC and the Company were commonly controlled by CMP). After the Reorganization, FiveCom of Maine LLC became a wholly owned subsidiary of the Company. As a result, the accompanying consolidated financial statements have been restated to give retroactive effect to the merger of FiveCom of Maine LLC with and into a subsidiary of the Company as a reorganization of entities under common control in a manner similar to a pooling of interests.

       In order to simplify the corporate structure and in contemplation of the Offerings, the Company's major stockholders decided to reorganize the Company (the Reorganization). In April 1998, prior to the Reorganization, CMP exercised its warrants to purchase 5,876 shares of membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and on July 8, 1998, (i) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom Services, a wholly owned subsidiary of CMP) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of

       Maine LLC, respectively, for 3,470,470 shares of the Series B Convertible Preferred Stock of the Company; (ii) FiveCom LLC and NECOM LLC were each merged with and into the Company; (iii) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., a wholly-owned subsidiary of the Company; and (iv) the Company was reincorporated in Delaware as NorthEast Optic Network, Inc. and the Company's Certificate of Incorporation was amended and restated. In December 1998 FiveCom of Maine, Inc. was merged with and into NorthEast Optic Network, Inc.

       As a result of the Reorganization, (i) MaineCom Services ownership of the Company was reduced to 52.82%, with Mode 1 gaining an ownership interest of 40.84% in the Company, and (ii) FiveCom LLC and NECOM LLC were merged with and into the Company, and FiveCom of Maine LLC became a wholly owned subsidiary of the Company which was converted from a Massachusetts limited liability company into a Delaware corporation.

       On July 8, 1998, the Company entered into a Restructuring and Contribution Agreement with CMP, MaineCom Services and Mode 1 relating to the restructuring of the Company. Pursuant to this Agreement, each of MaineCom Services and Mode 1 exchanged membership interests in subsidiaries of the Company for shares of the Series B Convertible Preferred Stock of the Company. In addition, pursuant to the Restructuring and Contribution Agreement, the Company's President and the Company's Vice President, Operations, exchanged their membership interests in FiveCom LLC, a subsidiary of the Company, for shares of the Series B Convertible Preferred Stock of the Company.

       Prior to the reorganization, FiveCom, Inc., NU, and other minority interests owned 82.7%, 9.9% and 7.4%, respectively, of FiveCom LLC membership interests. CMP through its ownership in FiveCom, Inc. owned a 75.1% interest in FiveCom LLC. In connection with the Reorganization, the Company recorded an intangible asset of $47,871,068 to reflect the Company's exchange of membership interest (acquisition) related to NU's minority interest in NECOM LLC, in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combinations (AIN-39). The intangible will be amortized over 30 years, reflecting assignment of value to goodwill and to the rights-of-ways, which have 30-year terms.

       On August 5, 1998, the Company completed an initial public offering (IPO) of 4,500,000 shares of its common stock at $12.00 per share (see Note 8(d)), and sold $180 million of 12-3/4% Senior Notes due 2008 (the Senior Notes) to the public in a debt offering (see Note 6(b)).

       To date, the Company recorded limited revenues principally from contract and other services and has incurred cumulative operating losses. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on the Company.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       The market for fiber optic telecommunications in which the Company operates can be characterized as rapidly changing due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       (a)         Principles of Consolidation

              The consolidated financial statements include the accounts of NorthEast Optic Network, Inc. and its majority owned or controlled subsidiaries, FiveCom LLC, FiveCom of Maine LLC and NECOM LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

       (b)    Minority Interest

              Minority interest in consolidated subsidiaries in the Company at December 31, 1997 consists of other members' interests in the LLCs identified above. Changes in minority interest reflect other members' capital adjusted by their portion of the net loss.

       (c)    Management Estimates

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

       (d)    Revenue Recognition

              Revenues on telecommunications network services are recognized ratably over the term of the applicable agreements with customers, which range from 1 to 20 years. Other service revenue, which consists of design and installation work, is recognized as services are performed.

       (e)    Income Taxes

              Through July 8, 1998, the Company was majority-owned by CMP and under a tax-sharing agreement was included in the consolidated federal tax return of CMP (see Notes 3 and 10). Tax provisions through that date were calculated on a separate return basis. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       (f)    Cash and Cash Equivalents and Short-Term Investments

              The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of three months or less. To date, the Company has not recorded any realized gains or losses. As of December 31, 1998, all of the Company's short-term investments are classified and accounted for as held-to-maturity and reported at amortized cost, which approximates fair market value. Cash and cash equivalents and short-term investments consist of the following:

                                                                        December 31,
                                                                     1997          1998
                Cash and cash equivalents-
                  Cash                                           $    194,735   $     3,238
                  Money markets                                       903,717     2,981,789
                  Commercial paper                                          -    54,752,765
                                                                 ------------   -----------

                          Total cash and cash equivalents        $  1,098,452   $57,737,792
                                                                 ============   ===========

                Short-term-
                  U.S. treasury notes                            $           -  $ 48,581,949
                                                                 =============  ============


       (g)    Deferred Revenue

              Deferred revenue represents prepayments on dark fiber optic cable leases. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenue and recognized over the term of the respective customer fiber optic lease agreement. At December 31, 1997 and 1998, the Company has prepaid lease payments totaling $1,144,170 and $1,168,900, respectively.

       (h)    Depreciation

              The Company provides for depreciation using the straight-line method to allocate the cost of property and equipment over their estimated useful lives as follows:

                    Communications network              20 years
                    Machinery and equipment            5-7 years

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


                Leasehold improvements              Life of lease
                Furniture and fixtures                    7 years
                Motor vehicles                          3-5 years

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       (i)    Long-Lived Assets

              The Company applies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires the Company to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles and goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. The Company does not believe that its long-lived assets have been impaired.

       (j)    Concentrations of Credit Risk and Significant Customers

              Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company's cash equivalents and investments are invested in financial instruments with high credit ratings. To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales.

              Significant accounts receivable balances as a percentage of the Company's total accounts receivable were as follows:

     Year Ended          Significant               Percentage of Total Accounts
    December 31,          Customers           ----------------Receivable-----------------
                                               A            B             C            D

        1996                  1               90%            -             -            -
        1997                  1               90%            -             -            -
        1998                  3                 -          64%           16%          10%


              The Company recorded revenues greater than 10% of total revenues from the following customers:

     Year Ended          Significant          ------Percentage of Customer Revenues------
    December 31,          Customers




                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


                                               A            B             C            D

        1996                  1               98%            -             -            -
        1997                  2               10%          69%             -            -
        1998                  3                 -          50%           19%          12%

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              Sales to Customers A, B and C were for dark fiber services. Sales to Customer D were for lit fiber services.

       (k)    Fair Value of Financial Instruments

              SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. The estimated fair value of these financial instruments approximates their carrying value.

       (l)    Comprehensive Income

              In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This new standard does not have any impact on the Company's financial statements based on the current structure and operations.

       (m)    Earnings Per Share

              The Company has adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively for all periods presented. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin
              (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's planned initial public offering. The dilutive effect of potential common shares in 1996, 1997 and 1998, consisting of outstanding stock options and convertible preferred stock, is determined using the treasury stock method and the if converted method, respectively, in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1996, 1997 and 1998 exclude the potential common shares from warrants, stock options and convertible preferred stock outstanding because to do so would have been antidilutive for the periods presented. Outstanding common stock warrants and stock options excluded in 1996, 1997 and 1998 were 11,450, 11,450 and 1,712,118 shares, respectively. Convertible preferred stock shares excluded in 1996, 1997 and 1998 related to convertible preferred stock were 983,914, 1,041,058 and 0 shares, respectively.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              Pro forma basic and diluted weighted average shares outstanding for the year ended December 31, 1998 have been calculated as if the reorganization and offerings had taken place on January 1, 1998.

                                                                         December 31,
                                                                             1998

Basic and diluted loss per share:
   Loss before extraordinary item applicable to shareholders            $ (11,352,258)
   Extraordinary item                                                      (1,363,155)
                                                                        -------------

         Net loss applicable to shareholders                            $ (12,715,413)
                                                                        -------------
         Pro forma weighted average shares outstanding                     16,065,285
                                                                        -------------

Basic and diluted loss per share                                        $       (1.90)
                                                                        =============
Basic and diluted pro forma loss per share                              $       (0.79)
                                                                        =============

       (n)    Reclassifications

              Certain prior period amounts have been reclassified to conform with current period presentation.

       (o)    New Accounting Standards

              American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, was issued in April 1998. SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has recorded such costs as expense, in the period incurred.

              In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This new standard is not anticipated to have a significant impact on the Company's financial statements based on the current structure and operations.

       (p)    Litigation

              Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and are not expected to have a material effect on operations.

(3)    RELATED PARTY TRANSACTIONS

       Applied Telecommunication Technologies, Inc. (ATTI) has provided the Company with $1,594,433 of lease financing to date as reflected in Note
       6. The principal balance of the obligations is $533,740 and $127,619 as of December 31, 1997 and 1998, respectively. ATTI and one of ATTI's investment funds collectively own approximately 1.36% of the Company's outstanding common stock at December 31, 1998.

       During the years ended December 31, 1997 and 1998, the Company reimbursed CMP and/or its subsidiary, MaineCom Services, for costs related to the activities of the Company. The amount paid to CMP totaled approximately $725,000 and $1.2 million for the years ended December 31, 1997 and 1998, respectively. The Company believes that these costs approximated the actual costs incurred by CMP and/or MaineCom Services related to such personnel, and does not believe that such costs would have been materially different had CMP and/or MaineCom Services not been affiliates of the Company.

       CMP agreed to allow right-of-way payments otherwise payable by the Company to accrue so long as amounts borrowed by the Company from a bank under a $1.6 million construction loan agreement were outstanding. The Company paid approximately $163,000 in right-of-way fees through December 31, 1998.

       In addition, CMP included the Company in its consolidated federal income tax return through July 8, 1998. At December 31, 1997 and 1998, the amounts due under the tax-sharing agreement to the Company from CMP are included in refundable taxes from related party and amounted to approximately $368,700 and $755,800, respectively, for current and deferred income tax benefits related to CMP's utilization of the Company's loss carryforwards (see Note 10).

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       The Company paid NU $945,667 in 1997 and $1,906,941 in 1998 for materials, labor and other contractor charges. Approximately $494,500 and $359,300 was included in accounts payable construction in progress at December 31, 1997 and 1998, respectively.

       In 1994, the Company entered into an agreement with three utility subsidiaries of NU whereby these companies waived right-of-way fees for ten years in return for the Company's guarantee to build the fiber optic network to certain of their facilities and allow them the use of 12 fibers on designated route segments in the NU service territory.

       The Company's agreement with the NU companies provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are recognized ratably over the 30-year term of the contract. Approximately $785,500 and $1,084,000 was included in accrued right-of-way fees--related party at December 31, 1997 and 1998, respectively.

       The Company believes that the right-of-way fees payable under the NU affiliate and CMP agreements are reasonable and are comparable to those which would have been negotiated on an arm's-length basis with an unaffiliated third party.

       The Company has employment contracts with five of its officers, two of whom are also common stockholders of the Company. The contracts are for three-year terms expiring at varying dates through July 2001 with an annual compensation commitment of $797,000 in the aggregate. In addition, the Company recorded a one-time bonus for a payment to one individual totaling $500,000 upon the successful completion of the Company's IPO.

(4)    COMMUNICATIONS NETWORK CONSTRUCTION-IN-PROGRESS

       The Company is constructing a communications network in the Northeast. Costs directly related to the construction of the network are being capitalized and will be depreciated over the 20-year estimated useful life of the fiber optic transmission plant as individual segments of the system are placed in service. During 1997 and 1998, approximately 160 and 130 miles, respectively, were placed in service. Approximately $181,000, $142,000 and $1,500,000 of interest has been capitalized to communications network construction-in-progress in each of the three years in the period ended December 31, 1998.

(5)    INTANGIBLE ASSETS

       Intangible assets subject to amortization have been capitalized and are amortized on the straight-line basis as follows:

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


          Prepaid right-of-way fees        10 years (term of the agreement)
          Goodwill                                     30 years
          Deferred financing costs           3-10 years (term of the debt)
          Trademarks                                   10 years

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       Intangible assets consist of the following at December 31, 1997 and 1998:

                                                              1997            1998

          Prepaid right-of-way fees, related party        $  2,471,743    $ 4,072,148
          Goodwill                                                   -     47,871,068
          Deferred financing costs                           1,318,258      6,266,447
          Other                                                  2,098         23,810
                                                          ------------    -----------
                                                             3,792,099     58,233,473

          Less--Accumulated amortization                       200,874      1,460,191
                                                          ------------    -----------
                                                          $  3,591,225    $56,773,282
                                                          ============    ===========


(6)    LONG-TERM OBLIGATIONS AND NOTE PAYABLE TO RELATED PARTY

                                                                                    1997          1998

          Note payable to related party                                         $  2,100,000  $          -
                                                                                ============  ============

          12-3/4% Senior Notes                                                  $          -  $180,000,000
          Construction loan payable                                                1,575,772             -
          ATTI notes payable (related party)                                         533,740       127,619
          Capital  lease  payable to a bank in monthly  principal and interest installments  of $482 with interest at 8.25% through  August 1999,
            collateralized by a motor vehicle                                          9,393             -
                                                                                ------------  ------------

                                                                                   2,118,905   180,127,619

          Less--Current portion                                                    1,982,911       127,619
                                                                                ------------  ------------

                                                                                $    135,994  $180,000,000
                                                                                ============  ============


       (a)    Note Payable to Related Party and Extraordinary Item

              On October 7, 1997 the Company entered into a $30,000,000 construction loan agreement with CMP. Through August 5, 1998, the date of the IPO, $17,875,000 had been advanced under the loan agreement. These amounts were repaid in full from the net proceeds from the Company's IPO and debt offering. In conjunction with the note, the Company issued a warrant to purchase additional membership interest (see Note 7). Upon successful completion of the offerings,

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              retirement of the note and expense of the warrant, the Company recorded an extraordinary charge of $1,363,155 in the consolidated statement of operations to write off the remaining balance of the deferred financing costs related to the note payable to related party and construction loan payable (see Note 6 (c)).

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       (b)    12-3/4% Senior Notes

              In August 1998, the Company sold $180 million of 12-3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 1999. Upon closing of the Senior Notes, the Company purchased approximately $72 million in U.S. government obligations, with an average maturity of 645 days, to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted cash and investments in the accompanying consolidated balance sheet. The Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:


                           Period              Redemption Price
                          2003                      106.375%
                          2004                      104.250
                          2005                      102.125
                          Thereafter                100.000

              In the event of a change in control, as defined, each holder of the notes will be entitled to require the Company to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank pari passu in right of payment with all existing and future indebtedness of the Company that is not by its terms in right of payment and priority to the Senior Notes and is senior in right of payment to all future subordinated indebtedness of the Company.

              In connection with this financing, the Company incurred approximately $6.3 million of issuance costs. These costs have been classified as deferred financing costs in the accompanying consolidated balance sheet as of December 31, 1998 and are being amortized, as interest expense, over the term of the Notes.

       (c)    Construction Loan Payable

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              In March 1997, the Company entered into a $1,600,000 construction loan agreement with a bank. The Company was required to maintain approximately $800,000 in a reserve account, included in the accompanying consolidated balance sheet as of December 31, 1997 as restricted cash and investments. All interest earned on the deposit becomes part of the reserve account. The reserve account agreement remains in effect until the note is paid in full; however, the bank may release the reserve account in the absence of any material default under the loan agreement and a debt service coverage ratio greater than 1.5 to 1.0, as defined. The Company repaid the amounts outstanding under the agreement with the proceeds from the IPO and all funds in the reserve account were released.

       (d)    ATTI Notes Payable

              From August 1994 through October 1995, the Company entered into five notes payable with ATTI. The notes bear interest at 13% and are payable in monthly principal and interest installments ranging from $1,194 to $13,270 through August 1999. In addition, the Company issued common stock warrants in conjunction with the notes (see Notes 3 and 9(e)).

(7)    CMP WARRANT

       During October 1997 and in connection with the CMP construction loan agreement (see Note 6), the Company issued a warrant to purchase 5,876 shares of membership interest in FiveCom LLC to the lender at an exercise price of $.01 per share. The warrant expires on October 7, 2002. At the time of issuance, the warrant was recorded as a discount on the loan agreement as deferred financing costs and as a component of stockholders' equity in the accompanying consolidated balance sheet at $532,836, the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. The discount was being amortized as interest expense over the term of the debt. In April 1998, CMP exercised the warrant.

(8)    STOCKHOLDERS' EQUITY

       (a)    Reverse Stock Split

              On April 30, 1996, the Company declared a five-for-one reverse split of each class of its capital stock. All share and per share amounts have been retroactively adjusted to reflect this split for all periods presented.

       (b)    Preferred Stock

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At December 31, 1998, no such shares are issued and outstanding.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       (c)    Common Stock

              In June 1998, the Company's Board of Directors authorized the issuance of up to 30,000,000 shares of common stock.

       (d)    Initial Public Offering

              On August 5, 1998, the Company completed an IPO of 4,500,000 shares of its common stock at a price of $12.00 per share. Of the aggregate shares of common stock sold, 4,000,000 were sold for the account of the Company generating net proceeds to the Company of approximately $43,800,000 and 500,000 shares were sold for account of certain stockholders of the Company. Upon the closing of the IPO, all shares of the Company's Series A and B convertible preferred stock automatically converted into 11,777,905 shares of the Company's common stock.

(9)    STOCK-BASED COMPENSATION

       (a)    1994 Stock Option Plan

              On December 2, 1994, the Company's Board of Directors adopted the 1994 Stock Option Plan (the 1994 Plan). Under the terms of the 1994 Plan, incentive and nonqualified options may be granted to employees, officers, directors, consultants and advisers to purchase an aggregate of 4,000 shares of common stock. The exercise price of the incentive options will be 100% of the fair market value of the common stock or 110% of the fair market value in the case of options granted to a greater than 10% stockholder. Options generally vest quarterly over a two-year period and are exercisable within five years of the original date of grant. At December 31, 1998, there are 400 shares available for issuance under the 1994 Plan.

       (b)    1998 Stock Incentive Plan

              The Company's 1998 Stock Incentive Plan (the 1998 Plan) was adopted by the Board of Directors on May 18, 1998 and approved by the Company's stockholders on May 26, 1998. The 1998 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively the Awards). Options may be granted at an exercise price that may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Incentive stock options and options intended to qualify as performance-based compensation may not be granted at an exercise price less than the fair market value of the

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. Under the 1998 Plan, the Board of Directors has the right to grant other Awards based on the common stock having such terms and conditions as the Board of Directors may determine, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Officers, employees, directors, consultant and advisers of the Company and its subsidiaries are eligible to be granted Awards under the 1998 Plan.

              As of December 31, 1998, a total of 2,436,105 shares were reserved for issuance under the 1998 Plan, of which 1,537,750 shares were granted to employees having a weighted average exercise price per share of $10.57

       (c)    Stock Option Activity

              Stock option activity under the 1994 and 1998 plans for the three years in the period ended December 31, 1998 is as follows:

                                                                                         Weighted
                                                                                         Average
                                                                                         Exercise
                                                                  Number of Shares        Price

                Outstanding, December 31, 1995                           4,000           $   .10
                   Exercised                                              (250)              .10
                                                                    ----------

                Outstanding, December 31, 1996                           3,750               .10
                   Canceled                                             (3,750)              .10
                                                                    ----------

                Outstanding, December 31, 1997                               -                -
                   Granted                                           2,190,978             10.98
                   Exercised                                            (3,600)              .10
                   Canceled                                           (649,628)            12.00
                                                                    ----------
                Outstanding, December 31, 1998                       1,537,750           $ 10.57
                                                                    ==========           =======

                Exercisable, December 31, 1998                         352,134           $ 11.95
                                                                    ==========           =======

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


                                       ------------------Outstanding-----------------------------------Exercisable-----------
                                          Number          Weighted
                        Exercise       Outstanding         Average                              Number
                      Price/Range         as of           Remaining         Weighted        Exercisable as        Weighted
                      of Exercise      December 31,      Contractual         Average        of December 31,       Average
                        Prices             1998             Life         Exercise Price          1998          Exercise Price

                         $6.09            350,000           9.88            $  6.09                   -                   -
                      $9.38--$9.75         50,901           9.85               9.55               7,020           $    9.38
                         $12.00         1,136,849           9.61              12.00             345,114               12.00
                                       ----------                                            ----------
                                        1,537,750                           $ 10.57             352,134           $   11.95
                                       ==========                           =======          ==========           =========

       (d)    Fair Value of Stock Options

              In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statements of income or disclosed in the notes to financial statements. The
              Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                           1996             1997              1998

Risk-free interest rate                     N/A              N/A           4.39-5.52%
Expected dividend yield                     N/A              N/A              None
Expected lives                              N/A              N/A            2-5 years
Expected volatility                         N/A              N/A              35.5%
Weighted average fair value of
options granted during the                  N/A              N/A          $   4.31
period

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


              Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per common share would have been the following pro forma amounts:

                                                            1996          1997            1998

                Net loss available to common
                stockholders:
                   As reported                           $(708,762)    $(960,026)    $ (12,715,413)
                   Pro forma                              (708,762)     (960,026)      (13,360,167)

                Basic and diluted net loss per
                common share:
                   As reported                           $   (2.49)    $   (3.37)    $       (1.90)
                   Pro forma                                 (2.49)        (3.37)            (2.00)

       (e)    Warrants

              From August 1994 to October 1995, the Company issued stock purchase warrants to ATTI (see Note 3) for the purchase of 11,450 shares of the Company's common stock at an exercise price of $.06 per share. The warrants expire five years from the date of grant. At the time of issuance, the Company recorded a charge of $178, representing the fair market value of the warrants, as determined by the Board of Directors.

              During July 1996, the Company issued a warrant to one of its advisers for the purchase of 2,656 shares of membership interest in FiveCom LLC at an exercise price of $125.84 per share. The warrant expires on April 30, 2001. At the time of issuance, the Company recorded a charge of $8,595, representing the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. Upon closing of the IPO, the warrant converted into a warrant to purchase 162,918 shares of common stock at an exercise price of $2.052 per share.

(10)   INCOME TAXES

       As discussed in Note 3, the Company was included in CMP's consolidated federal income tax return through July 8, 1998. Under the tax sharing agreement, the Company recognizes a benefit from amounts utilized by CMP from the Company's net operating losses.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


The income tax provision (benefit) for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                        1996          1997           1998

Current-
   Federal                          $    14,000   $  (291,000)   $   (230,000)
   State                                  2,000       (31,000)        (24,000)
                                    -----------   -----------    ------------
                                         16,000      (322,000)       (254,000)
Deferred-
   Federal                              (58,000)       47,000      (4,063,000)
   State                                 (6,000)       14,000        (214,000)
                                    -----------   -----------    ------------
                                        (64,000)       61,000      (4,277,000)
Less valuation allowance                 64,000             -       4,216,000
                                    -----------   -----------    ------------
         Total                      $    16,000   $  (261,000)   $   (315,000)
                                    ===========   ===========    ============

The provision for income taxes for the year ended December 31, 1996 consists of alternative minimum and net worth taxes. The benefit from income taxes for the year ended December 31, 1997 represents refundable income taxes from CMP as a result of its tax-sharing agreement. The benefit from income taxes for the year ended December 31, 1998 represents refundable income taxes from CMP as a result of its tax sharing agreement offset by a provision for net worth taxes.

The components of the deferred taxes are approximately as follows:

                                                            1997            1998

Net operating losses                                   $          -    $  4,324,000
Depreciation                                                (61,000)       (164,000)
Reserves and accruals, not currently deductible                   -         139,000
Prepaid expenses                                                  -         (83,000)
                                                       ------------    ------------
                                                            (61,000)      4,216,000
Valuation allowances                                              -      (4,216,000)
                                                       ------------    ------------
Deferred tax liability                                 $    (61,000)   $          -
                                                       ============    ============

       As of December 31, 1998, the Company had federal and state net operating loss carryforwards for the period subsequent to the reorganization available to offset future taxable income, if any, of approximately $11 million. These carryforwards expire through 2013 and are subject to the review and

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       possible adjustment by the Internal Revenue Service. In addition, the occurrence of certain events, including significant changes in ownership interests, may limit the amount of net operating loss carryforwards available to be used in any given year. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset this carryforward, because its future realizability is uncertain.

(11) NETWORK CONSTRUCTION AND NU AND CMP CONTRACTS

       In 1994, the Company contracted for the rights to use certain of NU's utility subsidiaries property over an initial 30 year term for the purpose of constructing and operating the fiber optic network facilities. At the end of the initial 30 year term, these companies will have the option to purchase the network on their rights-of-way from the Company at the appraised value at that time, or to extend the agreement for an additional 30 year term with an added payment incentive of 10% of revenues generated from the network built on their rights-of-way. Contractually, the Company is required to build 310 fiber route miles in the NU affiliate service territory by September 27, 1999.

       Pursuant to the Company's agreement with the NU utility subsidiaries, the right-of-way fees for specified route segments have been waived for ten years in return for the Company's guarantee to build the fiber optic network to certain NU subsidiary facilities and allow them the use of 12 fibers on designated route segments in the NU subsidiary service territory. Costs of $4,072,148 associated with the construction of the 12 fibers are included in prepaid right-of-way fees--related party in the accompanying consolidated balance sheet and are being recognized as a cost-of-service ratably over 10 years.

       The Company's agreement with the NU utility subsidiaries also provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are being recognized ratably over the 30-year term of the contract.

       In 1996, the Company contracted for the rights to use CMP's property over an initial 30 year term for the purpose of owning and operating fiber optic network facilities. At the end of the initial 30 year term, CMP will have the option to purchase the network on CMP rights-of-way from the Company at the appraised value, or to extend the agreement for an additional ten-year term with an added payment incentive of 10% of revenues generated from the network built on CMP rights-of-way.

       The Company's agreement with CMP provides for payments on a per-mile basis. Such payments are payable annually by January 31 of each year and are recognized ratably over the 30 year term of the contract. The Company paid approximately $111,000 in right-of-way payments for the year ended December 31, 1998.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


(12)   COMMITMENTS

       (a)    Lease Commitments

              The Company leases certain motor vehicles, equipment and office facilities under noncancelable operating leases which expire at various dates through December 2008. Future minimum lease payments required under these leases at December 31, 1998 are approximately as follows:

                  Year ending December 31,
                   1999                             $    214,000
                   2000                                  204,000
                   2001                                  178,000
                   2002                                  132,000
                   2003                                  133,000
                   Thereafter                            666,000
                                                    ------------

                                                    $  1,527,000
                                                    ============

              The Company leases fibers from certain electric utility companies on its segment from Hudson, New Hampshire, to Boston and Cambridge, Massachusetts, under operating leases that expire through December 2018. Future minimum lease payments required under these fiber optic leases at December 31, 1998 are approximately as follows:

                  Year ending December 31,
                   1999                             $ 2,037,000
                   2000                               2,037,000
                   2001                               2,037,000
                   2002                               2,037,000
                   2003                               2,037,000
                   Thereafter                        30,563,000
                                                    -----------

                                                    $40,748,000
                                                    ===========

              In addition, the Company is required to pay to the electric utility companies a portion of the quarterly gross revenue derived by the Company from the sale, use or lease of the leased fibers, as defined in the lease agreement.

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       (b)    Purchase Commitments

              In December 1998, the Company entered into a three-year agreement with a vendor to purchase equipment, software and services having a total value of $20 million. Through December 31, 1998, no purchases have been made under this agreement.

(13)   401(k) PLAN

       The Company maintains the NorthEast Optic Network, Inc. 401(k) Plan (the
       Plan) under Section 401(k) of the IRC covering all eligible employees. Employees of the Company may participate in the Plan after six months of service. The Company may make discretionary matching contributions, as determined annually by the Board of Directors. Employee contributions vest immediately, while Company matching contributions vest ratably over four years. To date, there have been no discretionary contributions made to the Plan.

(14)   ACCRUED EXPENSES

       Accrued expenses at December 31, 1997 and 1998 consist of the following:

                                                                       December 31,
                                                                   1997           1998

                Accrued interest                               $    92,180    $  9,244,250
                Accrued construction in progress                         -       2,051,000
                Accrued taxes                                      315,036         889,000
                Accrued professional fees                           50,000         245,000
                Accrued payable to related party                    61,793         346,166
                Accrued payroll and benefits                        22,992         271,345
                Accrued commissions                                      -         100,000
                Accrued other                                       29,492         379,941
                                                              ------------    ------------

                                                               $   571,493    $ 13,526,702
                                                               ===========    ============

(15)   SEGMENT DISCLOSURE

       In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


       is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company analyzes segment reporting based on dark fiber and lit fiber facilities revenue only. (See Note 2 (j)).

                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


(16)   SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

       The following table sets forth certain unaudited quarterly results of operations for each of the four quarters ended December 31, 1997 and 1998. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter.

                         --------------------------------------------Quarter Ended------------------------------------------------
                          March 31,    June 30,   September 30,  December 31,    March 31,    June 30,  September 30,  December 31,
                            1997         1997         1997           1997          1998         1998        1998           1998

REVENUES:
  Network service        $        -   $  106,369  $  114,784     $  126,565     $  146,257   $ 179,661   $   155,766    $  338,375
  Other service                   -        5,036      18,221         23,729          5,106       2,752        16,395        19,360
                         ----------   ----------  ----------     ----------     ----------   ---------   -----------    ----------

     Total revenues               -      111,405     133,005        150,294        151,363     182,413       172,161       357,735
                         ----------   ----------  ----------     ----------     ----------   ---------   -----------    ----------

EXPENSES:
  Cost of sales             108,358      405,038     289,777        334,770        247,386     810,892       546,504       571,484
  Selling, general and
     administrative         204,275      445,930     172,554        176,365        225,122     867,637     2,272,808     1,835,153
  Depreciation and
  amortization               32,987      135,204     137,936        249,843        302,013     313,645       491,633       691,003
                         ----------   ----------  ----------     ----------     ----------   ---------   -----------    ----------

     Total expenses         345,620      986,172     600,267        760,978        774,521   1,992,174     3,310,945     3,097,640
                         ----------   ----------  ----------     ----------     ----------   ---------   -----------    ----------

     Loss from
     operations            (345,620)    (874,767)   (467,262)      (610,684)      (623,158) (1,809,761)   (3,138,784)   (2,739,905)
                         ----------   ----------  ----------     ----------     ----------   ----------  -----------    ----------

OTHER INCOME
(EXPENSE):
  Interest income and
  other, net                 56,638       28,118      38,603         15,559         30,322      56,550     1,615,895     2,477,113
  Interest expense                -         (481)    (37,297)      (104,033)       (91,816)   (365,223)   (3,275,400)   (4,912,024)
                         ----------   ----------  ----------     ----------     ----------   ---------   -----------    ----------

     Total other income
     (expense)               56,638       27,637       1,306        (88,474)       (61,494)   (308,673)   (1,659,505)   (2,434,911)
                         ----------   ----------  ----------     ----------     ----------   ---------   -----------    ----------

     Loss before
     minority interest
     in subsidiaries'
     earnings and
     provision for
     income taxes          (288,982)    (847,130)   (465,956)      (699,158)      (684,652) (2,118,434)   (4,798,289)   (5,174,816)

MINORITY INTEREST           137,620      397,644     218,721        326,215        314,498     794,435             -             -

(BENEFIT FROM)
PROVISION FOR INCOME
TAXES                       (33,000)     (96,000)    (53,000)       (79,000)       (77,000)   (487,480)            -       249,480
                         ----------   ----------  ----------     ----------     ----------   ---------   -----------    ----------




                          NORTHEAST OPTIC NETWORK, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                  (Continued)


LOSS BEFORE
EXTRAORDINARY ITEM         (118,362)    (353,486)   (194,235)      (293,943)      (293,154)  (836,519)   (4,798,289)   (5,424,296)

EXTRAORDINARY ITEM                -            -           -              -              -          -    (1,335,004)      (28,151)
                         ----------   ----------  ----------     ----------     ----------  ---------   -----------    ----------

NET LOSS                 $ (118,362)  $ (353,486) $ (194,235)    $ (293,943)    $ (293,154) $(836,519)  $(6,133,293)   $(5,452,447)
                         ==========   ==========  ==========     ==========     ==========  =========   ===========    ===========

BASIC AND DILUTED
LOSS PER SHARE             $(0.42)      $(1.24)     $(0.68)        $(1.03)        $(1.03)    $(2.91)       $(0.61)       $(0.34)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Northeast Optic Networks, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 18, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






Boston, Massachusetts
January 18, 1999

                          NORTHEAST OPTIC NETWORK, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                                             Balance at         Addition         Deduction       Balance at
                                            Beginning of                                          End of
                           Item                Period                                             Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  1998                                     $          --       $  224,000       $       --      $  224,000

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         Not applicable.


                                    PART III

Item 10. Directors and Officers of the Registrant.

The information required by this Item regarding the Company's directors will be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.

Item 11. Executive Compensation.

The information required by this Item regarding the compensation of the Company's directors and executive officers will be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item regarding the security ownership of certain beneficial owners and management will be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item regarding certain relationships and related transactions will be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the sections captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents Filed as Part of This Report:

     1.  Financial Statements

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1997 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31,
               1996, 1997 and 1998

         Notes to Consolidated Financial Statements

     2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts

     3.  Exhibits:


   EXHIBIT
     NO.                              DESCRIPTION
     3.1      Second Amended and Restated Certificate of Incorporation of the
              Company (incorporated by reference to Exhibit 3.2 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

     3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

     4.1 Specimen certificate for the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration
              Statement on Form S-1, Registration No. 333-53441.)

     4.2      Form of Indenture Agreement (incorporated by reference to Exhibit
              4.2 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

     4.3 Form of [12 3/4]% Senior Notes Due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form
              S-1, Registration No. 333-53441.)

     4.4 Form of Collateral Pledge and Security Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    *#10.1    Amended and Restated 1998 Stock Incentive Plan.

     10.2 Form of Indemnity Agreement among the Company and the individual signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)
     10.3 Stock Subscription Agreement dated November 22, 1995, as amended on April 30, 1996, between the Company and MaineCom Services
              (incorporated by reference to Exhibit 10.3 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

     10.4     Form of Restructuring and Contribution Agreement dated July 8,
              1998 (incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

     10.5     Common Stock Warrant dated May 23, 1996 issued to Oppenheimer &
              Co., Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

   EXHIBIT
     NO.                             DESCRIPTION
     10.6     Common Stock Purchase Warrant dated August 19, 1994 issued to
              Applied Telecommunications Technologies, Inc. ("ATTI") and
              assigned to Applied Telecommunications Technologies IV N.V. ("ATT
              IV") (incorporated by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

     10.7     Common Stock Purchase Warrant dated February 15, 1995 issued to
              ATTI and assigned to ATT IV (incorporated by reference to Exhibit
              10.7 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

     10.8 Common Stock Purchase Warrant dated April 3, 1995 issued to ATTI and assigned to ATT IV (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration
              No. 333-53441.)

     10.9     Common Stock Purchase Warrant dated June 30, 1997 issued to ATT IV
              (incorporated by reference to Exhibit 10.9 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

    10.10     Common Stock Purchase Warrant dated June 30, 1997 issued to ATT IV
              (incorporated by reference to Exhibit 10.10 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

    10.11     Warrant dated October 7, 1997 issued to Central Maine Power
              Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

    10.12     Equipment Lease dated August 19, 1994 between the Company and
              Applied Telecommunications Technologies, Inc. ("ATTI")
              (incorporated by reference to Exhibit 10.12 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

    10.13     Equipment Lease dated February 15, 1995 between the Company and
              ATTI (incorporated by reference to Exhibit 10.13 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

    10.14     Equipment Lease dated April 3, 1995 between the Company and ATTI
              (incorporated by reference to Exhibit 10.14 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

    +10.15    Master Services Agreement dated January 1, 1994 between the
              Company and MCI Telecommunications Corporation ("MCI")
              (incorporated by reference to Exhibit 10.15 to the Company's
              Registration Statement on Form S-1, Registration No. 333-53441.)

    +10.16    Fiber Optic Use Agreement dated January 2, 1997 between the
              Company and MCI (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

   EXHIBIT
     NO.                              DESCRIPTION

    +10.17    Letter Agreement dated March 1, 1996 between the Company and
              Brooks Fiber Communications of Massachusetts, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration
              Statement on Form S-1, Registration No. 333-53441.)

    +10.18    Fiber Optic Lease Agreement dated March 31, 1998 between the
              Company and Sprint Communications Company L.P. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    +10.19    Aerial License Agreement dated October 28, 1996 between the
              Company and New England Telephone and Telegraph Company and
              Western Massachusetts Electric Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form
              S-1, Registration No. 333-53441.)

    +10.20    Fiber Optic Use Agreement dated September 10, 1997 between the
              Company and New England Fiber Communications LLC (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    +10.21    Fiber Optic Use Agreement dated November 18, 1997 between the
              Company and Teleport Communications Boston (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    10.22 Network Products Purchase Agreement dated March 18, 1998 between the Company and Northern Telecom Inc. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on
              Form S-1, Registration No. 333-53441.)

    10.23     Support Services Agreement dated as of April 30, 1996 between the
              Company and MaineCom Services (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

    +10.24    Amended and Restated Agreement for the Provision of Fiber Optic
              Facilities and Services dated as of February 27, 1998 and effective as of September 27, 1994 among the Company and the Northeast Utilities Services Company ("NUSCO"), The Connecticut
              Light and Power Company ("CLPC"), Western Massachusetts Electric
              Company ("WMEC") and Public Service Company of New Hampshire
              ("PSNH") (Phase One) (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration
              No. 333-53441.)

   EXHIBIT
     NO.                               DESCRIPTION
    10.25     Short Form Agreement for the Provision of Fiber Optic Facilities
              and Services entered into on February 27, 1998 among the Company and
              NUSCO, CLPC, WMEC and PSNH (Phase One) (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form
              S-1, Registration No. 333-53441.)

    +10.26    Amended and Restated Agreement for the Provision of Fiber Optic
              Facilities and Services dated as of February 27, 1998 among the Company and NUSCO, CLPC, WMEC and PSNH (Phase Two) (incorporated by reference to Exhibit 10.26 to the Company's Registration
              Statement on Form S-1, Registration No. 333-53441.)

    10.27 Short Form Agreement for the Provision of Fiber Optic Facilities and Services entered into on February 27, 1998 among the Company and NUSCO, CLPC, WMEC and PSNH (Phase Two) (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    10.28     Standard Form of Duct Agreement (incorporated by reference to
              Exhibit 10.28 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

    10.29 Construction Contract dated August 14, 1996 between the Company and Seaward Corporation (incorporated by reference to Exhibit
              10.29 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

    #10.30 Employment Agreement dated October 15, 1997 between the Company and Victor Colantonio (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration
              No. 333-53441.)

    #10.31 Employment Agreement dated September 29, 1994 between the Company and Michael A. Musen (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, Registration
              No. 333-53441.)

    #10.32    Employment Agreement dated May 4, 1998 between the Company and
              James D. Mack, Jr. (incorporated by reference to Exhibit 10.32 to the
              Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

    10.33     Loan Agreement dated November 22, 1995 between the Company and
              Central Maine Power Company (incorporated by reference to Exhibit
              10.33 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

   EXHIBIT
     NO.                                            DESCRIPTION
    10.34     Construction Loan Agreement dated October 7, 1997 between the
              Company and Central Maine Power Company (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form
              S-1, Registration No. 333-53441.)

    10.35 Construction Loan Agreement dated March 11, 1997 between FiveCom of Maine, Inc. and Peoples Heritage Savings Bank (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    +10.36    Agreement dated January 17, 1997 between the Company and E/Pro
              Engineering and Environmental Consulting for the ADSS Cable
              Project (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

    +10.37 Agreement for the Provision of Fiber Optic Facilities and Services dated January 7, 1997 between Central Maine Power Company and the
              Company (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

    #10.38    Employment Agreement dated July 7, 1998 between the Company and
              William F. Fennell (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

    #10.39    Employment Agreement dated July 1, 1998 between the Company and
              Richard A. Crabtree (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

    +10.40    IRU Agreement dated July 7, 1998 between the Company and QWEST
              Communications Corporation (incorporated by reference to Exhibit
              10.40 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

    +10.41 Fiber Optic Lease Agreement dated July 2, 1998 between the Company and NEES Communications, Inc. (incorporated by reference to Exhibit
              10.41 to the Company's Registration Statement on Form S-1,
              Registration No. 333-53441.)

    +10.42 Fiber Optic Use Agreement dated July 2, 1998 between the Company and BecoCom (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1, Registration No.
              333-53441.)

    #10.43 Employment Agreement dated November 12, 1998 between the Company and Vincent C. Bisceglia (incorporated by reference to Exhibit
              10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

   EXHIBIT
     NO.                                            DESCRIPTION
    *12.1     Schedule of Earnings to Fixed Charges.

    *21.1     List of Subsidiaries of the Company.

    *23.1     Consent of Independent Accountants

     *27      Financial Data Schedule (EDGAR filing only.)

--------------------
*   Filed herewith.
#   Management contract or compensatory plan or arrangement.
+   Confidential treatment granted as to certain portions.

(b) No Current Reports on Form 8-K were filed during the last quarter period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NorthEast Optic Network, Inc.
                                          (Registrant)

                                          By: /s/ Vincent C. Bisceglia
                                              ----------------------------------
                                              Vincent C. Bisceglia
                                              Chairman & Chief Executive Officer


                                Power of Attorney

Know All Men by These Presents, that each individual whose signature appears below constitutes and appoints each of Vincent C. Bisceglia, Victor Colantonio and William F. Fennell jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                        Title(s)                          Date
    /s/ Vincent C. Bisceglia                  Chairman of the Board of Directors               March 29, 1999
---------------------------------------       & Chief Executive Officer
        Vincent C. Bisceglia                  (Principal Executive Officer)

    /s/ William F. Fennell                    Chief Financial Officer & Treasurer              March 29, 1999
---------------------------------------       (principal financial and accounting officer)
        William F. Fennell

    /s/ Victor Colantonio                     Vice Chairman of the Board of                    March 15, 1999
----------------------------------------      Directors & President
        Victor Colantonio

    /s/ Katherine Dietze Courage              Director                                         March 15, 1999
----------------------------------------
        Katherine D. Courage

    /s/ John H. Forsgren                      Director                                         March 15, 1999
----------------------------------------
        John H. Forsgren
                                              Director                                         March __, 1999
----------------------------------------
        David Marsh
                                              Director                                         March __, 1999
----------------------------------------
        F. Michael McClain

    /s/ Gary D. Simon                         Director                                         March 16, 1999
---------------------------------------
        Gary D. Simon

                                  EXHIBIT INDEX


   EXHIBIT                                                                                                     AT
     NO.                               DESCRIPTION                                                             PAGE
     3.1     Second Amended and Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3.2 to the Company's Registration
             Statement on Form S-1, Registration No. 333-53441.)

     3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

     4.1 Specimen certificate for the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

     4.2     Form of Indenture Agreement (incorporated by reference to Exhibit
             4.2 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

     4.3 Form of [12 3/4]% Senior Notes Due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

     4.4     Form of Collateral Pledge and Security Agreement

   *#10.1    Amended and Restated 1998 Stock Incentive Plan.

    10.2 Form of Indemnity Agreement among the Company and the individual signatories thereto (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

    10.3     Stock Subscription Agreement dated November 22, 1995, as amended on
             April 30, 1996, between the Company and MaineCom Services
             (incorporated by reference to Exhibit 10.3 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.4     Form of Restructuring and Contribution Agreement dated July 8, 1998
             (incorporated by reference to Exhibit 10.4 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.5     Common Stock Warrant dated May 23, 1996 issued to Oppenheimer &
             Co., Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

    10.6     Common Stock Purchase Warrant dated August 19, 1994 issued to
             Applied Telecommunications Technologies, Inc. ("ATTI") and assigned to Applied Telecommunications Technologies IV N.V. ("ATT IV")
             (incorporated by reference to Exhibit 10.6 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.7     Common Stock Purchase Warrant dated February 15, 1995 issued to
             ATTI and assigned to ATT IV (incorporated by reference to Exhibit
             10.7 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

    10.8 Common Stock Purchase Warrant dated April 3, 1995 issued to ATTI and assigned to ATT IV (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration
             No. 333-53441.)

    10.9     Common Stock Purchase Warrant dated June 30, 1997 issued to ATT IV
             (incorporated by reference to Exhibit 10.9 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.10    Common Stock Purchase Warrant dated June 30, 1997 issued to ATT IV
             (incorporated by reference to Exhibit 10.10 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.11    Warrant dated October 7, 1997 issued to Central Maine Power Company
             (incorporated by reference to Exhibit 10.11 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.12    Equipment Lease dated August 19, 1994 between the Company and
             Applied Telecommunications Technologies, Inc. ("ATTI")
             (incorporated by reference to Exhibit 10.12 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.13    Equipment Lease dated February 15, 1995 between the Company and
             ATTI (incorporated by reference to Exhibit 10.13 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.14    Equipment Lease dated April 3, 1995 between the Company and ATTI
             (incorporated by reference to Exhibit 10.14 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.15 Master Services Agreement dated January 1, 1994 between the Company and MCI Telecommunications Corporation ("MCI") (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.16 Fiber Optic Use Agreement dated January 2, 1997 between the Company and MCI (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

   +10.17    Letter Agreement dated March 1, 1996 between the Company and Brooks
             Fiber Communications of Massachusetts, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.18    Fiber Optic Lease Agreement dated March 31, 1998 between the
             Company and Sprint Communications Company L.P. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.19    Aerial License Agreement dated October 28, 1996 between the
             Company and New England Telephone and Telegraph Company and Western
             Massachusetts Electric Company (incorporated by reference to
             Exhibit 10.19 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

   +10.20    Fiber Optic Use Agreement dated September 10, 1997 between the
             Company and New England Fiber Communications LLC (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.21    Fiber Optic Use Agreement dated November 18, 1997 between the
             Company and Teleport Communications Boston (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    10.22 Network Products Purchase Agreement dated March 18, 1998 between the Company and Northern Telecom Inc. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

    10.23    Support Services Agreement dated as of April 30, 1996 between the
             Company and MaineCom Services (incorporated by reference to Exhibit
             10.23 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

   +10.24    Amended and Restated Agreement for the Provision of Fiber Optic
             Facilities and Services dated as of February 27, 1998 and effective as of September 27, 1994 among the Company and the Northeast
             Utilities Services Company ("NUSCO"), The Connecticut Light and
             Power Company ("CLPC"), Western Massachusetts Electric Company
             ("WMEC") and Public Service Company of New Hampshire ("PSNH")
             (Phase One) (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

    10.25 Short Form Agreement for the Provision of Fiber Optic Facilities and Services entered into on February 27, 1998 among the Company and NUSCO, CLPC, WMEC and PSNH (Phase One) (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.26    Amended and Restated Agreement for the Provision of Fiber Optic
             Facilities and Services dated as of February 27, 1998 among the Company and NUSCO, CLPC, WMEC and PSNH (Phase Two) (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    10.27 Short Form Agreement for the Provision of Fiber Optic Facilities and Services entered into on February 27, 1998 among the Company and NUSCO, CLPC, WMEC and PSNH (Phase Two) (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

    10.28    Standard Form of Duct Agreement (incorporated by reference to
             Exhibit 10.28 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

    10.29    Construction Contract dated August 14, 1996 between the Company and
             Seaward Corporation (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

   *#10.30   Employment Agreement dated October 15, 1997 between the Company and
             Victor Colantonio (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

   *#10.31 Employment Agreement dated September 29, 1994 between the Company and Michael A. Musen (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

   *#10.32   Employment Agreement dated May 4, 1998 between the Company and James
             D. Mack, Jr. (incorporated by reference to Exhibit 10.32 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

    10.33    Loan Agreement dated November 22, 1995 between the Company and
             Central Maine Power Company (incorporated by reference to Exhibit
             10.33 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

    10.34    Construction Loan Agreement dated October 7, 1997 between the
             Company and Central Maine Power Company (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form
             S-1, Registration No. 333-53441.)

    10.35    Construction Loan Agreement dated March 11, 1997 between FiveCom of
             Maine, Inc. and Peoples Heritage Savings Bank (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.36    Agreement dated January 17, 1997 between the Company and E/Pro
             Engineering and Environmental Consulting for the ADSS Cable Project
             (incorporated by reference to Exhibit 10.36 to the Company's
             Registration Statement on Form S-1, Registration No. 333-53441.)

   +10.37 Agreement for the Provision of Fiber Optic Facilities and Services dated January 7, 1997 between Central Maine Power Company and the
             Company (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

   *#10.38   Employment Agreement dated July 7, 1998 between the Company and
             William F. Fennell (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

   *#10.39   Employment Agreement dated July 1, 1998 between the Company and
             Richard A. Crabtree (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)

   +10.40    IRU Agreement dated July 7, 1998 between the Company and QWEST
             Communications Corporation (incorporated by reference to Exhibit
             10.40 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

   +10.41 Fiber Optic Lease Agreement dated July 2, 1998 between the Company and NEES Communications, Inc. (incorporated by reference to Exhibit
             10.41 to the Company's Registration Statement on Form S-1,
             Registration No. 333-53441.)

   +10.42 Fiber Optic Use Agreement dated July 2, 1998 between the Company and BecoCom (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1, Registration No.
             333-53441.)



   #10.43 Employment Agreement dated November 12, 1998 between the Company and Vincent C. Bisceglia (incorporated by reference to Exhibit
             10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

    *12.1    Schedule of Earnings to Fixed Charges.

    *21.1    List of Subsidiaries of the Company.

    *23.1    Consent of Independent Accountants

    *27      Financial Data Schedule (EDGAR filing only.)

--------------------
*       Filed herewith.
#       Management contract or compensatory plan or arrangement.
+       Confidential treatment granted as to certain portions.