Form 10-Q
period 1999-03-31
NORTHEAST OPTIC NETWORK INC
filed 1999-05-17
CIK 1062233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                      For the transition period from  -  to  -
                                                    ----   ----

                        COMMISSION FILE NUMBER 000-24653

                          NORTHEAST OPTIC NETWORK, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     04-3056279
(State or other jurisdiction of incorporation       (I.R.S. Identification No.)
            or organization)

            391 TOTTEN POND ROAD
                SUITE 401
           WALTHAM, MASSACHUSETTS                               02451
   (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number, including area code:
                                 (781) 890-6868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At March 31, 1999 there were 16,077,738 shares of the Company's common stock outstanding.


                                                                    Page 1 of 20
                                                        Exhibit Index at Page 20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets at March 31, 1999 (Unaudited)
and December 31, 1998.............................................................3

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1999 and March 31, 1998 (Unaudited)...............................4

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998 (Unaudited)...............................5

Notes to Condensed Consolidated Financial Statements..............................6



                              -------------------

                          NORTHEAST OPTIC NETWORK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1999              1998
                                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                         $ 43,273,561     $ 57,737,792
 Short-term restricted cash and investments                                          11,256,861       23,149,975
 Short-term investments                                                              55,133,067       48,581,949
 Accounts receivable                                                                    187,999          111,915
 Refundable taxes from related party                                                         --          755,838
 Prepaid expenses and other current assets                                              953,542          506,947
                                                                                   ------------     ------------

    Total current assets                                                            110,805,030      130,844,416
                                                                                   ------------     ------------

PROPERTY AND EQUIPMENT, NET                                                          67,364,457       52,922,677

RESTRICTED CASH AND INVESTMENTS                                                      52,081,820       51,371,859

INTANGIBLE ASSETS, NET                                                               56,600,474       56,773,282
                                                                                   ------------     ------------

                                                                                   $286,851,781     $291,912,234
                                                                                   ------------     ------------
                                                                                   ------------     ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term obligations                                       $     19,225     $    127,619
 Accounts payable                                                                     4,712,979          322,285
 Accounts payable construction-in-progress                                            3,341,924        2,647,719
 Accrued expenses                                                                     6,948,457       13,526,702
 Accrued right-of-way fees, related party                                               886,322        1,084,325
 Deferred revenue                                                                     1,071,198        1,168,900
                                                                                   ------------     ------------

    Total current liabilities                                                        16,980,105       18,877,550
                                                                                   ------------     ------------

LONG-TERM ACCOUNTS PAYABLE                                                            2,099,585               --
                                                                                   ------------     ------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                      180,000,000      180,000,000
                                                                                   ------------     ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                               --              --

COMMITMENTS AND CONTINGENCIES

CMP WARRANT                                                                                  --              --

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
 Authorized--30,000,000 shares; 16,077,783 and 16,066,333
  shares issued and outstanding March 31, 1999 and December 31, 1998,
  respectively                                                                          160,778          160,663
 Warrants                                                                                 8,595            8,595
 Additional paid-in capital                                                         108,106,256      108,105,684
 Accumulated deficit                                                                (20,503,538)     (15,240,258)
                                                                                   ------------     ------------

    Total stockholders' equity                                                       87,772,091       93,034,684
                                                                                   ------------     ------------

                                                                                   $286,851,781     $291,912,234
                                                                                   ------------     ------------
                                                                                   ------------     ------------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1999             1998
REVENUES:
 Contract                                                         $   421,481       $ 146,257
 Other service                                                         99,475           5,106
                                                                  -----------       ---------
   Total revenues                                                     520,956         151,363
                                                                  -----------       ---------

EXPENSES:
 Cost of sales                                                        928,988         247,386
 Selling, general and administrative                                1,321,373         225,122
 Depreciation and amortization                                        794,978         302,013
                                                                  -----------       ---------

   Total expenses                                                   3,045,339         774,521
                                                                  -----------       ---------

   Loss from operations                                            (2,524,383)       (623,158)

OTHER INCOME (EXPENSE):
 Interest income and other, net                                     2,240,764          30,322
 Interest expense                                                  (4,979,661)        (91,816)
                                                                  -----------       ---------

   Total other income (expense)                                    (2,738,897)        (61,494)

   Loss before minority interest in subsidiaries' earnings and
   benefit from income taxes                                       (5,263,280)       (684,652)

MINORITY INTEREST                                                          --         314,498

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                  --         (77,000)

NET LOSS                                                          $(5,263,280)      $(293,154)
                                                                  -----------       ---------
                                                                  -----------       ---------

BASIC AND DILUTED LOSS PER SHARE                                  $     (0.33)      $   (1.03)
                                                                  -----------       ---------
                                                                  -----------       ---------

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING              16,070,027         284,828
                                                                  -----------       ---------
                                                                  -----------       ---------



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $ (5,263,280)    $  (293,154)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities-
 Accretion of long-term obligations                                               --          26,642
 Depreciation and amortization                                               794,978         302,013
 Amortization of deferred financing costs                                    156,661              --
 Changes in assets and liabilities-
  Accounts receivable                                                        (76,084)        865,651
  Refundable taxes from related party                                        755,838        (126,641)
  Prepaid expenses and other current assets                                 (446,595)        (96,321)
  Accounts payable                                                         4,390,694          (4,122)
  Accrued expenses                                                        (6,776,248)         (7,045)
  Deferred revenue                                                           (97,702)        (14,595)
  Deferred tax liability                                                          --          25,192
                                                                        -------------    ------------
   Net cash (used in) provided by operating activities                    (6,561,738)        677,620
                                                                        -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                                      (6,551,118)             --
 Purchases of property and equipment                                     (14,837,780)     (3,297,062)
 Increase in intangible assets                                              (382,831)       (243,413)
                                                                        -------------    ------------

   Net cash used in investing activities                                 (21,771,729)     (3,540,475)
                                                                        -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in construction and long-term accounts
  payable                                                                  2,793,790       1,587,222
 Proceeds from note payable to related party                                      --       1,875,000
 Payments on long-term obligations                                          (108,394)       (131,328)
 Decrease (Increase) in restricted cash and investments                   11,183,153         (19,739)
 Proceeds from exercise of stock options and warrants                            687              --

 Increase in minority interest in subsidiary                                      --        (314,498)
                                                                        -------------    ------------

   Net cash provided by financing activities                              13,869,236       2,996,657
                                                                        -------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (14,464,231)        133,802

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              57,737,792       1,098,452
                                                                        -------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 43,273,561     $ 1,232,254
                                                                        -------------    ------------
                                                                        -------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for-
  Interest                                                              $ 12,244,324     $   161,555
                                                                        -------------    ------------
                                                                        -------------    ------------
  Taxes                                                                 $         --     $    28,440
                                                                        -------------    ------------
                                                                        -------------    ------------




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      OPERATIONS

         NorthEast Optic Network, Inc. (the "Company" or "NEON") (formerly FiveCom, Inc.) and its subsidiaries are engaged in the ownership, management, operation and construction of fiber optic telecommunication networks in the Northeast, consisting of New England and New York.

         On August 5, 1998, the Company completed an initial public offering
         (IPO) of 4,500,000 shares of its common stock at $12.00 per share, and sold $180 million of 12 3/4% Senior Notes due 2008 (the Senior Notes) to the public in a debt offering.

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

         (A)  BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form 10-K.

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

         (D)  EARNINGS PER SHARE

              In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three months of 1999 and 1998. Diluted loss per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

         (E)  COMPREHENSIVE INCOME

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

         (F)  RECLASSIFICATIONS

              Certain prior period amounts have been reclassified to conform with current period presentation.

(3)      CONTINGENCIES

         Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and they believe there is no potential liability.

(4)      12 3/4% SENIOR NOTES

         In August 1998, the Company sold $180 million of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 1999. Upon closing of the Senior Notes, the Company purchased approximately $72 million in U.S. government obligations, with an average maturity of 645 days, to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted cash and investments in the accompanying consolidated balance sheet. The Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         In connection with this financing, the Company incurred approximately $6.3 million of issuance costs. These costs have been classified as intangible assets in the accompanying condensed consolidated balance sheets and are being amortized, as interest expense, over the term of the Notes.


(5)      STOCKHOLDERS' EQUITY

        (A)   PREFERRED STOCK

              The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At March 31, 1999, no such shares are issued and outstanding.

         (B)  COMMON STOCK

              In June 1998, the Company's Board of Directors authorized the issuance of up to 30,000,000 shares of common stock.

              In July 1998, the Company's Board of Directors voted to effect a
              2.5 - to -1 common stock split. Series A and B convertible preferred stock will convert at a rate equal to the common stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

              On August 5, 1998, the Company completed the sale of 4,500,000 shares of its Common Stock at a price of $12.00 per share. Of the aggregate shares of Common Stock sold, 4,000,000 were sold for the account of the Company generating net proceeds to the Company of approximately $44,640,000 and 500,000 shares were sold for account of certain stockholders of the Company.

(6)      SEGMENT DISCLOSURE

         In July 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company analyzes segment reporting based on dark fiber and lit fiber facilities revenue only.


                                   Three Months Ended March 31,
                                       1999           1998
         Dark fiber revenues         $386,681      $146,257
         Lit fiber revenues            34,800            --
                                     --------      --------
         Total contract revenues     $421,481      $146,257
                                     --------      --------
                                     --------      --------



                    -----------------------------------------

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT

         In addition to historical information contained herein, this report contains certain "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this report regarding the Company's financial position, business strategy and plans, objectives for the future operations, technical developments, Year 2000 compliance and industry conditions--other than statements of historical facts--are forward looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, the company can give no assurance that such expectations will prove to be correct.

         These forward looking statements are subject to certain risks, uncertainties and assumptions related to certain factors including without limitation, the factors described under the heading "Certain Factors That May Affect Future Results" below.

         OVERVIEW

         The Company is a facilities-based provider of technologically advanced, high bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. The Company is currently expanding its fiber optic network, the NEON system, to encompass over 900 route miles, or approximately 70,000 fiber miles, in New York and New England ("the Northeast").

         The Company generates revenue primarily through leasing of capacity on its network and also through the provision of services consisting principally of design and installation work. The Company generally receives fixed monthly payments from its customers for the leasing of capacity on its network and recognizes revenues ratably over the term of the applicable customer agreement. Other service revenues are recognized when services are performed.

         RESULTS OF OPERATIONS

         Revenues for the quarter ended March 31, 1999 amounted to $520,956 an increase of $369,593 or 244% compared to $151,363 in the same quarter in 1998. The increase in revenues reflects the Company's continuing expansion of lit services on the system as well as the recurring lease services to existing customers that came on line during the years 1998 and 1997.

         Cost of sales for the three months ended March 31, 1999 amounted to $928,988 an increase of $681,602 compared to $247,386 in the same period last year. The increased costs reflect the addition of lease expenses, right of way fees and property taxes resulting from the Company's continuing network expansion into the Northeast service territory.

         Selling, general and administrative expenses amounted to $1,321,373 for the quarter ending March 31, 1999 compared to $225,122 in the same quarter in 1998. Increased personnel and related costs continue to grow as the Company expands its efforts to meet customer requirements. The Company's headcount has increased to 29 from 8 or approximately 263% since March 31, 1998.

         Depreciation and amortization expense was $794,978 for the quarter ended March 31, 1999 compared to $302,013 for the quarter ended March 31, 1998. The increase resulted from putting into service additional portions of the NEON System and the amortization of goodwill resulting from the reorganization on July 8, 1998 referred to below.

         Net interest expense totaled $2,738,897 and $61,494 for the quarters ending March 31,1999 and March 31,1998, respectively. The increased interest expense reflects the sale of $180.0 million of 12 3/4% Senior Notes partially offset by the higher cash and investment balances resulting from the public offerings of debt and equity on August 5, 1998. (See Note 1 to the Condensed Consolidated Financial Statements).

         The Company's net loss for the quarter ended March 31, 1999 amounted to $5,263,280 or $0.33 per share loss. This compares to a net loss of $293,154 or $1.03 per share loss in the same period last year. If the reorganization had occurred on January 1, 1998 instead of July 8,1998, the pro forma per share loss for the quarter ended March 31, 1998 would have amounted to $0.02, respectively. On July 8, 1998, the Company's entered into a Restructuring and Contribution Agreement (the "Reorganization") with major shareholders Central Maine Power Company ("CMP"), Maine Com Services, a wholly owned subsidiary of CMP, and Mode 1, an affiliate of Northeast Utilities ("NU") (see Note 1 to the Consolidated Financial Statements included in the Company's Form 10K for the year ended December 31, 1998).

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash (used in) provided by operating activities was ($6,561,738) and $677,620 for the quarters ended March 31, 1999 and 1998, respectively. Net cash used by operating activities for the quarter ended March 31, 1999 was due primarily to a decrease in accrued interest associated with the payment of interest on the 12 3/4% Senior Notes.

         Cash used in investing activities totaled $21,771,729 and $3,540,475 for the quarters ended March 31, 1999 and 1998, respectively. Cash requirements consisted primarily of the cost of network construction and equipment, and purchases of short-term investments.

         Cash flow from financing activities totaled $13,869,236 and $2,996,657 for the quarters ended March 31, 1999 and 1998, respectively. Cash flow from financing activities during the quarter ended March 31, 1999 was due to a decrease in restricted cash and investments associated with the payment of interest amounting to $12,240,000 on the 12 3/4% Senior Notes.

         The Company anticipates that it will continue to experience negative cash flow as it expands the NEON fiber optic network, constructs additional networks and markets its services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of the NEON system as currently planned, and, as a result, the Company intends to use the proceeds from the August 5, 1998 Public Offering to fund this expansion and development. Management believes it has sufficient funds to substantially complete the NEON system as currently planned as well as fund the Company's other working capital requirements. The expectations of future capital expenditures are based on the Company's current estimates. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program.

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

         CRITICAL VENDORS. The Company relies on third party vendors of products and services in the conduct of its business and as a result, is in the process of seeking assurances from its critical vendors that there will not be a material interruption in their supply of those products and services as a result of the Year 2000 problem. Failure of a critical supplier to solve a Year 2000 problem in its accounting systems, production control and/or shipping systems could have a material adverse effect on the Company's business, operating results and financial condition. From the responses the Company has received to date, the Company's critical vendors are either Year 2000 compliant or have developed or put in place an aggressive and comprehensive readiness strategy. The Company's fiber optic network system (the "NEON" system) is also dependent upon the transmission and distribution infrastructure of electric utilities in the Northeast. Should one or more of these utilities experience disruption in providing electricity to their customers as a result of a Year 2000 problem, the utility has the right under its agreements with the Company to take the necessary action to restore electrical service to their customers, which could in turn disrupt the operation of the NEON system. However, these electric utilities are committed to minimizing risks to the NEON system and to providing adequate resources to implement any changes necessary to be Year 2000 compliant. See "Certain Factors That May Affect Future Results C ROWS AND IRUS" below).

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

         The Company through March 31, 1999 has not incurred nor does it expect to incur any material costs directly related to the Year 2000 computer problem. Pending continuing investigation of its exposure to the Year 2000 problem the Company is unable to determine the costs of solving any Year 2000 problem that may occur in the future.

         CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The future financial and operating results of the Company remain difficult to predict and are subject to various risks and uncertainties described below as well as elsewhere in this Report.

         LIMITED OPERATING HISTORY; CASH FLOW. The Company's current business has only a very limited history. As a facilities-based provider of fiber optic transmission capacity, the Company is in the early stages of constructing the NEON system throughout the Northeast. Although limited portions of the NEON system are currently operational, the Company does not expect to begin to realize any substantial revenue until the NEON system is substantially completed. The Company does not expect to achieve substantial completion of the NEON system as currently planned until the end of 1999. The Company has incurred net losses from inception. The Company's future operating results will fluctuate annually and quarterly due to several factors, some of which are outside the control of the Company. These factors include the cost of construction of the NEON system (including any unanticipated costs associated therewith), the availability of rights-of-way ("ROWs"), the cost and timely availability of equipment and construction contractors, pricing strategies for its services, changes in the regulatory environment, changes in telecommunications technology and changes in general and local economic conditions. In addition, the extent of the demand for the Company's services cannot be estimated with any degree of certainty.

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

         ROWS AND IRUS. The construction and operation of the NEON system by the Company is dependent upon indefeasible rights of use ("IRUs") granted to the Company in ROWs and in fiber optic filaments. IRUs, which are created by contract, have been used extensively in the telecommunications industry. Although IRUs confer upon the holder certain indicia of ownership, legal title and the right to control the ROW or the fiber optic filaments, as the case may be, remain in the hands of the grantor. Therefore, while IRUs might be construed as conferring a significant equitable right in the ROW or the fiber optic filaments, as the case may be, the legal status of IRUs remains uncertain, and there can be no assurance that a trustee in bankruptcy would not void an IRU in the event of the bankruptcy of the grantor of such IRU. In addition, the IRUs granted by CMP and NU are subject to pre-existing, system-wide mortgages used to secure utility bonds issued by those companies. The Company has sought acknowledgments from the NU companies' indenture trustees that the Company's rights under the agreements with NU would be recognized in the event of the foreclosure of the related mortgage. Although agreements have been obtained from certain of the indenture trustees, if such an agreement is not obtained from the trustees for one or more of the NU companies, a default by any such company under its mortgage that resulted in the foreclosure of the mortgage could result in the Company losing its rights under the NU Agreements in the state in which such company operates. The Company has not sought such acknowledgments from CMP's indenture trustee because, unlike the NU agreements, under the terms of the agreement with CMP, the Company is not entitled to such acknowledgments. A default by CMP under its mortgage that results in the foreclosure of the mortgage could result in the Company losing its rights under the CMP Agreement.

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

         The agreements with NU and CMP contain provisions which acknowledge the right of NU and CMP, respectively, to make the provision of electrical services to their own customers their top priority; NU and CMP are required only to exercise "reasonable care" with respect to the Company's facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair the operation of the NEON system. In addition, certain of the Company's construction efforts are constrained by the ability of NU and CMP to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. The Company has experienced construction delays in the past as a result of the inability to timely de-energize certain segments and may experience such delays in the future.

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

         The Company is subject to state regulation, which can vary substantially from state to state. The Company's subsidiaries in New York and Connecticut have obtained authority to provide telecommunications services on a certificated common carrier basis. Therefore, such subsidiaries are subject to the obligations that applicable law places on all similarly certificated common carriers including: the filling of tariffs, state regulation of certain service offerings and pricing, requirements for interconnection with, and resale to, other carriers, payment of regulatory fees and assessments, and reporting requirements. At present, the Company does not anticipate that the costs of compliance with these regulatory requirements, or any of the regulatory requirements of other states to which it might become subject, will have a material adverse effect on its operations, and expects its direct competitors to be subject to similar regulatory requirements to the extent they operate within these states. In some jurisdictions, the Company's pricing flexibility for intrastate services may be limited because of regulation, although the Company's direct competitors are expected to be subject to similar restrictions.

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

         The Company is highly leveraged. The Company's high degree of leverage could have adverse consequences to the holders of the Company's securities, including, among other things: (i) commencing on August 15, 2002, a substantial portion of the Company's cash flow will be dedicated to the payment of the Company's interest expense with respect to the Company's 12 3/4% Senior Notes (the Notes) and such cash flow may be insufficient to meet its payment obligations on the Notes in addition to paying other obligations of the Company as they become due;
         (ii) the Company's ability to obtain any necessary financing in the future for completion of the NEON system or other purposes may be impaired; (iii) certain of the future borrowings by the Company may be at variable rates of interest that could cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more leveraged than its competitors, which may place the Company at a competitive disadvantage; and (v) the Company may be vulnerable to a downturn in its business or the economy generally or to delays in or increases in the cost of constructing the NEON system. There can be no assurance that the Company will be able to generate sufficient cash flow to pay its indebtedness and its other obligations as they become due.

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

         CONTROLLING STOCKHOLDERS. CMP and NU beneficially own or control a majority of the outstanding Common Stock of the Company. As a result of their stock ownership, these stockholders acting together will be able to continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval and certain conflicts may arise between the interests of CMP and NU and the security holders of the Company.


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to market risk related to changes in interest rates, but does not believe that this exposure is material. The Company does not use derivative financial instruments for speculative or trading purposes.

         INTEREST RATE SENSITIVITY

         The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially affected.


                           PART II - OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 27 - Financial Data Schedule (EDGAR filing only)

         (b)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed during the quarter covered by this Report.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTHEAST OPTIC NETWORK, INC.
                                       (Registrant)

       Date: May 13, 1999              By: /s/ Vincent C. Bisceglia
                                          -------------------------------------
                                          Vincent C. Bisceglia
                                          Chairman & Chief Executive Officer

       Date: May 13, 1999              By: /s/ William F. Fennell
                                          -------------------------------------
                                          William F. Fennell
                                          Chief Financial Officer

                                  EXHIBIT INDEX


        EXHIBIT
          NO.                    DESCRIPTION
          27                Financial Data Schedule
