Form 10-Q
period 1999-06-30
NORTHEAST OPTIC NETWORK INC
filed 1999-08-16
CIK 1062233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 1999

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


                                    DELAWARE
           (State or other jurisdiction of incorporation organization)
                                   04-3056279
                         (I.R.S. Identification or No.)

      2200 West Park Drive
    Westborough, MASSACHUSETTS                        01851
(Address of principal executive offices)            (Zip Code)

               Registrant's telephone number, including area code:
                                 (508) 616-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

              At June 30, 1999 there were 16,099,103 shares
               of the Company's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets at June 30, 1999 (Unaudited)
and December 31, 1998..........................................................

Condensed Consolidated Statements of Operations for the three month and the six month periods ended June 30, 1999 and June 30, 1998 (Unaudited)................

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1999 and June 30, 1998 (Unaudited)..............................

Notes to Condensed Consolidated Financial Statements...........................


                              -------------------

                          NORTHEAST OPTIC NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,          DECEMBER 31,
                                                                              1999                1998
                                                                            (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 14,209,109          $ 57,737,792
   Short-term restricted cash and investments                                 22,514,120            23,149,975
   Short-term investments                                                     73,202,947            48,581,949
   Accounts receivable, Net                                                      813,189               111,915
   Prepaid expenses and other current assets                                     887,131               506,947
   Refundable taxes from related party                                                 -               755,838
                                                                            ------------          ------------

         Total current assets                                                111,626,496           130,844,416
                                                                            ------------          ------------

PROPERTY & EQUIPMENT, NET                                                     78,768,826            52,922,677
                                                                            ------------          ------------

LONG TERM RESTRICTED CASH & INVESTMENTS                                       41,680,136            51,371,859

INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $2,826,000
AND $1,460,000, RESPECTIVELY                                                  58,269,890            56,773,282
                                                                            ------------          ------------

                                                                            $290,345,348          $291,912,234
                                                                            ------------          ------------
                                                                            ------------          ------------

CURRENT LIABILITIES:
   Current maturities of long-term obligations                              $     10,760           $   127,619
   Accounts payable                                                            1,043,220               322,285
   Accounts payable construction-in-progress                                   8,884,866             2,647,719
   Accrued expenses                                                           12,970,972            13,526,702
   Accrued right-of-way fees, related party                                      886,322             1,084,325
   Deferred revenue                                                            1,139,706             1,168,900
                                                                            ------------          ------------

         Total current liabilities                                            24,935,846            18,877,550
                                                                            ------------          ------------

LONG-TERM ACCOUNTS PAYABLE                                                     4,293,488                     -
                                                                            ------------          ------------


LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES (NOTE 4)                    180,000,000           180,000,000
                                                                            ------------          ------------

COMMITMENTS & CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--30,000,000 shares; 16,099,103 and 16,066,333
       shares issued and outstanding at June 30, 1999 and
       December 31, 1998, respectively                                           160,991               160,663
   WARRENTS                                                                        8,595                 8,595
   ADDITIONAL PAID-IN CAPITAL                                                108,361,044           108,105,684
   ACCUMULATED DEFICIT                                                       (27,414,616)          (15,240,258)
                                                                            ------------          ------------

         TOTAL STOCKHOLDERS' EQUITY                                           81,116,014            93,034,684
                                                                            ------------          ------------

                                                                            $290,345,348          $291,912,234
                                                                            ------------          ------------
                                                                            ------------          ------------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                JUNE 30,                                JUNE 30,
                                        1999                  1998              1999              1998
REVENUES:
   Contract                          $   737,461            $  179,661        $  1,158,942      $  325,918
   Other service                         305,384                 2,751             404,859           7,857
                                     -----------            ----------        ------------      -----------

          Total revenues               1,042,845               182,412           1,563,801         333,775
                                     -----------            ----------        ------------      -----------
EXPENSES:
   Cost of sales                       1,448,543               810,892           2,377,531       1,058,278
   Selling, general and
     administrative                    2,111,799               867,637           3,433,172       1,092,759
   Depreciation and amortization       1,205,873               313,645           2,000,851         615,658
                                     -----------            ----------        ------------      -----------

         Total expenses                4,766,215             1,992,174           7,811,554       2,766,695
                                     -----------            ----------        ------------      -----------

          Loss from operations        (3,723,370)           (1,809,762)         (6,247,753)     (2,432,920)
                                     -----------            ----------        ------------      -----------
Other Income (Expense):
   Interest income and other, net      2,001,901                56,550           4,242,665          86,872
   Interest expense                   (5,189,609)             (365,223)        (10,169,270)       (457,039)
                                     -----------            ----------        ------------      -----------

          Total other income
          (expense)                   (3,187,708)             (308,673)         (5,926,605)       (370,167)
                                     -----------            ----------        ------------      -----------

           Loss before minority
           interest in subsidiaries'
           earnings and benefit from
           income taxes               (6,911,078)           (2,118,435)        (12,174,358)     (2,803,087)

MINORITY INTEREST                              -               794,435                   -       1,108,933

BENEFIT FROM INCOME TAXES                      -              (487,480)                  -        (564,480)
                                     -----------            ----------        ------------      -----------

NET LOSS                             $(6,911,078)           $ (836,520)       $(12,174,358)     $(1,129,674)
                                     -----------            ----------        ------------      -----------
                                     -----------            ----------        ------------      -----------

BASIC AND DILUTED LOSS PER SHARE          $ (.43)              $ (2.91)             $ (.76)         $ (3.95)
                                     -----------            ----------        ------------      -----------

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING            16,082,142               287,835          16,076,085          286,340
                                     -----------            ----------        ------------      -----------
                                     -----------            ----------        ------------      -----------

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                 1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $    (12,174,358)   $    (1,129,674)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-
     Accretion of long-term obligations                                 -              26,642
     Depreciation and amortization                               2,000,851            615,658
     Amortization of deferred financing costs                      313,322                  -
     Changes in assets and liabilities-
       Accounts receivable                                        (701,274)           937,307
       Refundable taxes from related party                         755,838           (387,104)
       Prepaid expenses and other current assets                  (380,184)           (85,334)
       Accounts payable                                            720,935            834,064
       Accrued expenses                                           (753,733)           670,354
       Deferred revenue                                            (29,194)           220,133
       Deferred tax liability                                            -             25,000
                                                          ----------------     --------------
         Net cash (used in) provided by operating
         activities                                            (10,247,797)         1,727,046
                                                          ----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments, net                    (24,620,998)                 -
   Purchases of property and equipment                         (29,076,818)       (14,710,954)
   Increase in intangible assets                                  (580,112)        (1,135,495)
                                                          ----------------     --------------

         Net cash used in investing activities                 (54,277,928)       (15,846,449)
                                                          ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in construction and long-term accounts
     payable                                                    10,530,635          2,224,223
   Proceeds from note payable to related party                           -         15,775,000
   Payments on long-term obligations                              (116,859)          (274,446)
   Decrease (increase) in restricted cash and investments       10,327,578            (29,983)
   Proceeds from exercise of stock options and warrants            255,688             32,153
   Minority interest in subsidiary                                       -         (1,108,933)
                                                          ----------------     --------------
         Net cash provided by financing activities              20,997,042         16,618,014
                                                          ----------------     --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (43,528,683)         2,498,611

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  57,737,792          1,098,452
                                                          ----------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     14,209,109     $    3,597,063
                                                          ----------------     --------------
                                                          ----------------     --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                             $     12,244,324     $      467,502
                                                          ----------------     --------------
                                                          ----------------     --------------
     Taxes                                                $              -     $       34,883
                                                          ----------------     --------------
                                                          ----------------     --------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Exercise of CMP warrant                                $              -     $      532,836
                                                          ----------------     --------------
                                                          ----------------     --------------

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

       On August 5, 1998, the Company completed an initial public offering
       (IPO) of 4,500,000 shares of its common stock at $12.00 per share, and sold $180 million of 12-3/4% Senior Notes due 2008 (the Senior Notes) to the public in a debt offering.

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

       (D)    EARNINGS PER SHARE

              In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first six months of 1999 and 1998. Diluted loss per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

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

(4)    12-3/4% SENIOR NOTES

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


(5)    STOCKHOLDERS' EQUITY

       (A)    PREFERRED STOCK

              The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At June 30, 1999, no such shares are issued and outstanding.

       (B)    COMMON STOCK

              In June 1998, the Company's Board of Directors authorized the issuance of up to 30,000,000 shares of common stock.

              In July 1998, the Company's Board of Directors voted to effect a 2.5-to-1 common stock split. Series A and B convertible preferred stock will convert at a rate equal to the common stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

              On August 5, 1998, the Company completed the sale of 4,500,000 shares of its Common Stock at a price of $12.00 per share. Of the aggregate shares of Common Stock sold, 4,000,000 were sold for the account of the Company generating net proceeds to the Company of approximately $44,640,000 and 500,000 shares were sold for account of certain stockholders of the Company.

(6)    SEGMENT DISCLOSURE AND SIGNIFICANT CUSTOMERS

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

                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE, 30
                                              1999                  1998                1999                1998
Dark fiber revenues                         $453,707              $179,661         $  840,387            $ 325,918
Lit fiber revenues                           283,754                     -            318,553                    -
                                            --------              --------         ----------            ---------
Total contract revenues                     $737,460              $179,661         $1,158,942            $ 325,918
                                            --------              --------         ----------            ---------
                                            --------              --------         ----------            ---------

As of December 31, 1998 three customers represented 93% of the accounts receivable total. They were (59%), (19%) and (15%), respectively.

As of June 30, 1999 four customers represented 70% of the accounts receivable total. They were (28%), (22%), (10%) and (10%), respectively.

As of June 30, 1998 two customers represented 75% of the recorded revenues. They were (65%) and (10%), respectively.

As of June 30, 1999 three customers represented 60% of the recorded revenues. They were (32%), (14%) and (14%), respectively.

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

OVERVIEW

The Company is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. The Company is currently expanding its fiber optic network, the NEON system, to encompass over 900 route miles, or approximately 65,000 fiber miles, in New York and New England ("the Northeast").

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

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 1999 amounted to $1,042,845 an increase of $860,433 or 472% compared to $182,412 in the same quarter in 1998. The increase in revenues reflects the Company's continuing expansion of lit services on the NEON system, coupled with recurring and non-recurring collocation revenues and the leased dark fibers to existing customers that came on line during the years 1998 and 1997. Revenues for the first half ended June 30, 1999 amounted to $1,563,801 compared to $333,775 an increase of $1,230,026 or 369%. The increase in revenues reflects the Company's continuing penetration into the Northeast territory.

Cost of sales for the three months ended June 30, 1999 amounted to $1,448,543 an increase of $637,651 or 79% compared to $810,892 in the same period last year. The increased costs reflect the addition of lease expenses, right of way fees and property taxes resulting from the Company's continuing network expansion into the Northeast service territory. Cost of sales for the six months ended June 30, 1999 amounted to $2,377,531 compared to $1,058,278 an increase of $1,319,253 or 125% in the same six-month periods last year. The increased costs reflect the continuing build-out and expansion of the communication network into the Northeast territory.

Selling, general and administrative expenses amounted to $2,111,799 for the quarter ending June 30, 1999 compared to $867,637 an increase of $1,244,162 or 143% in the same quarter in 1998. Selling, general and administrative expenses in the six months ended June 30,1999 amounted to $3,433,172, an increase of $2,340,413 or 214%. Increased personnel and related costs continue to grow as the Company expands its efforts to meet customer requirements. The Company's headcount has increased to 37 from 13 or approximately 185% since June 30, 1998.

Depreciation and amortization expense was $1,205,873 for the quarter ended June 30, 1999 compared to $313,645 for the quarter ended June 30, 1998. Depreciation and amortization expense amounted to $2,000,851 for the six months ended June 30, 1999 compared to $615,658 for the same six month period as of June 30,1998. The increase resulted from placing into service additional segments of the NEON system and the amortization of goodwill resulting from the reorganization that occurred on July 8, 1998 referred to below.

Net interest expense totaled $3,187,708 and $308,673 for the quarters ending June 30,1999 and June 30,1998, respectively. For the six month periods ending June 30,1999 and June 30, 1998 net interest expense amounted to $5,926,605 and $370,167. The increased interest expense reflects the sale of $180.0 million of 12 3/4% Senior Notes partially offset by the higher cash and investment balances resulting from the public offerings of debt and equity on August 5,1998. (See Note 1 to the Condensed Consolidated Financial Statements).

The Company's net loss for the quarter ended June 30, 1999 amounted to $6,911,078 or $0.43 per share loss. This compares to a net loss of $836,520 or $2.91 per share loss in the same period last year. If the reorganization had occurred on January 1, 1998 instead of July 8,1998, the pro forma per share loss for the quarter ended June 30, 1998 would have amounted to $0.05. The Company's net loss for the six months ended June 30, 1999 amounted to $12,174,358 or $0.76 per share loss. This compares to a net loss of $1,129,674 or $3.95 per share loss in the same six-month period last year. If the reorganization had occurred on January 1, 1998 instead of July 8,1998,the pro forma per share loss for the six months ended June 30, 1998 would have amounted to $0.07.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was ($10,247,797) and $1,727,046 for the quarters ended June 30, 1999 and 1998, respectively. Net cash used by operating activities for the quarter ended June 30, 1999 was related primarily to net operating loss of the Company.

Cash used in investing activities totaled $54,277,928 and $15,846,449 for the six months ended June 30, 1999 and 1998, respectively. Cash requirements consisted primarily of the cost of network construction and equipment, and purchases of short-term investments.

Cash flow from financing activities totaled $20,997,042 and $16,618,014 for the six months ended June 30, 1999 and 1998, respectively. Cash flow from financing activities during the six months ended June 30, 1999 was due to a decrease in restricted cash and investments associated with the payment of interest amounting to $12,240,000 on the 12 3/4% Senior Notes offset by an increase in construction and long-term accounts payable. Cash flow from financing activities during the six months ended June 30, 1998 was due primarily to an advance on a construction loan from CMP.

The Company anticipates that it will continue to experience negative cash flow as it expands the NEON fiber optic network, constructs additional networks and markets its services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of the NEON system as currently planned, and, as a result, the Company intends to use the proceeds from the August 5, 1998 Public Offerings to fund this expansion and development. Management believes it has sufficient funds to substantially complete the NEON system as currently planned as well as fund the Company's other working capital requirements. The expectations of future capital expenditures are based on the Company's current estimates. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program.

YEAR 2000 READINESS

The Year 2000 issue is faced by substantially every company in the computer or information technology industries, as well as every company that relies on computer systems. The Company has assessed its exposure to the Year 2000 problem in the following major areas: (i) Year 2000 problems relating to the Company's internal systems; (ii) Year 2000 problems of the Company's critical vendors, namely those that could have a material adverse effect on the Company's business, results of operations or financial condition; and (iii) Year 2000 problems of the Company's customers that could result in a reduction in demand for the Company's fiber optic products and services.

INTERNAL SYSTEMS. The Company has determined the nature and extent of the work required to make its internal information technology ("IT") and non-IT systems Year 2000 compliant and has used a third party consultant to assist it in this effort. The Company's internal information systems consist of accounting and project management software. The licensors of the software have advised the Company that their products are Year 2000 compliant. The Company is also evaluating its non-IT systems such as micro-controllers. The Company has yet to determine whether these systems will be remedied or replaced. However, all current hardware and software used by the Company is less than two years old, and the Company does not foresee a material adverse effect on the Company's business, operating results and financial condition from Year 2000 issues related to its internal software or hardware. The Company's costs of addressing its Year 2000 issues amounted to less than $10,000.

CRITICAL VENDORS. The Company relies on third party vendors of products and services in the conduct of its business and as a result, has obtained assurances from its critical vendors that there will not be a material interruption in their supply of those products and services as a result of the Year 2000 problem. Failure of a critical supplier to solve a Year 2000 problem in its accounting systems, production control and/or shipping systems could have a material adverse effect on the Company's business, operating results and financial condition. From the responses the Company has received to date, the Company's critical vendors are either Year 2000 compliant or have developed or put in place an aggressive and comprehensive readiness strategy. The Company's fiber optic network system (the "NEON" system) is also dependent upon the transmission and distribution infrastructure of electric utilities in the Northeast. Should one or more of these utilities experience disruption in providing electricity to their customers as a result of a Year 2000 problem, the utility has the right under its agreements with the Company to take the necessary action to restore electrical service to their customers, which could in turn disrupt the operation of the NEON system. However, these electric utilities are committed to minimizing risks to the NEON system and to providing adequate resources to implement any changes necessary to be Year 2000 compliant. See "Certain Factors That May Affect Future Results, ROWS AND IRUS" below).

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

The Company through June 30, 1999 has not incurred nor does it expect to incur any material costs directly related to the Year 2000 computer problem. Pending continuing investigation of its exposure to the Year 2000 problem the Company is unable to determine the costs of solving any Year 2000 problem that may occur in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The future financial and operating results of the Company remain difficult to predict and are subject to various risks and uncertainties described below as well as elsewhere in this Report.

LIMITED OPERATING HISTORY; CASH FLOW. The Company's current business has only a very limited history. As a facilities-based provider of fiber optic transmission capacity, the Company is still in the process of constructing the NEON system throughout the Northeast. Although portions of the NEON system are currently operational, the Company does not expect to begin to realize any substantial revenue until the NEON system is substantially completed. The Company does not expect to achieve substantial completion of the NEON system as currently planned until the end of 1999. The Company has incurred net losses from inception. The Company's future operating results will fluctuate annually and quarterly due to several factors, some of which are outside the control of the Company. These factors include the cost of construction of the NEON system (including any unanticipated costs associated therewith), the availability of rights-of-way ("ROWs"), the cost and timely availability of equipment and construction contractors, pricing strategies for its services, changes in the regulatory environment, changes in telecommunications technology and changes in general and local economic conditions. In addition, the extent of the demand for the Company's services cannot be estimated with any degree of certainty.

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

REGULATORY RISKS. Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence the viability of the Company. Consequently, undesirable regulatory changes could adversely affect the Company's business, financial conditions and results of operations. For instance, while the Company does not believe that its fiber are subject to common carrier regulation by the Federal Communications Commission ("FCC") or under the common carrier provisions of the Communications Act of 1934, as amended (the "COMMUNICATIONS ACT"), except to the extent its subsidiaries in New York and Connecticut offer telecommunications services on a common carrier basis, the Company cannot predict the future regulatory status of its business. The FCC has recognized a class of private, non-common carriers whose practice it is to make individualized decisions on what terms and with whom to deal. These carriers may be subject to FCC jurisdiction, but are not currently extensively regulated. Such private carriers include entities providing communications" for a fee as defined in the 1996 Act, which may include certain of the Company's offerings. In the event that the Company becomes subject to the FCC's jurisdiction, it will be required to comply with a number of regulatory requirements, including, but not limited to rate regulation, reporting requirements, special payments, including universal service assessments and access charges. Compliance with these regulatory requirements may impose substantial administrative burdens on the Company. In addition, ILECs, CLECs and IXCs are subject to various federal telecommunications laws. Accordingly, changes in federal telecommunications law may affect the Company's business by virtue of the interrelationships that exist among the Company and many of these regulated telecommunications entities. It is difficult for the Company to forecast at this time how these changes will affect the Company in light of the complex interrelationships that exist in the industry and the different levels of regulation.

The Company is subject to state regulation, which can vary substantially from state to state. The Company's subsidiaries in New York and Connecticut have obtained authority to provide telecommunications services on a certificated common carrier basis. Therefore, such subsidiaries are subject to the litigations that applicable law places on all similarly certificated common carriers including: the filling of tariffs, state regulation of certain service offerings and pricing, requirements for interconnection with, and resale to, other carriers, payment of regulatory fees and assessments, and reporting requirements. At present, the Company does not anticipate that the costs of compliance with these regulatory requirements, or any of the regulatory requirements of other states to which it might become subject, will have a material adverse effect on its operations, and expects its direct competitors to be subject to similar regulatory requirements to the extent they operate within these states. In some jurisdictions, the Company's pricing flexibility for intrastate services may be limited because of regulation, although the Company's direct competitors are expected to be subject to similar restrictions.

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

The Company's success in marketing its services to its customers requires that the Company provide competitive reliability, capacity and security via its network. The Company's network and the infrastructures upon which it depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security and other disruptions beyond control of the Company that may cause interruptions in service or reduced capacity for customers. The Company's agreements with its customers typically provide for the payment of outage related credits (a predetermined reduction or offset against the Company's lease rate when a customer's leased facility is non-operational or otherwise does not meet certain operating parameters) or damages in the event of a disruption in service, which credits or damages could be substantial.

The Company is highly leveraged. The Company's high degree of leverage could have adverse consequences to the holders of the Company's securities, including, among other things: (i) commencing on August 15, 2002, a substantial portion of the Company's cash flow will be dedicated to the payment of the Company's interest expense with respect to the Company's 12 3/4% Senior Notes (the Notes) and such cash flow may be insufficient to meet its payment obligations on the Notes in addition to paying other obligations of the Company as they become due;(ii) the Company's ability to obtain any necessary financing in the future for completion of the NEON system or other purposes may be impaired; (iii) certain of the future borrowings by the Company may be at variable rates of interest that could cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more leveraged than its competitors, which may place the Company at a competitive disadvantage; and (v) the Company may be vulnerable to a downturn in its business or the economy generally or to delays in or increases in the cost of constructing the NEON system. There can be no assurance that the Company will be able to generate sufficient cash flow to pay its indebtedness and its other obligations as they become due.

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

INTEREST RATE SENSITIVITY

The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially affected.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ON MAY 26,1999 THE COMPANY HELD ITS ANNUAL MEETING OF STOCKHOLDERS. TWO MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS:

         THE ELECTION OF SEVEN DIRECTORS TO SERVE FOR A TERM OF ONE YEAR AND UNTIL HIS OR HER SUCCESSOR IS ELECTED AND QUALIFIED. THE RESULTS OF THE VOTING WERE AS FOLLOWS:

         NOMINEE                   VOTES FOR                   VOTES WITHHELD
         VINCENT C. BISCEGLIA      15,800,697                      900
         VICTOR COLANTONIO         15,800,697                      900
         CATHERINE COURAGE         15,800,647                      950
         JOHN H. FORSGREN          15,772,397                      29,200
         DAVID E. MARSH            15,772,397                      29,200
         F. MICHAEL MCCLAIN        15,772,397                      29,200
         GARY D. SIMON             15,772,397                      29,200

TO RATIFY THE SELECTION OF ARTHUR ANDERSEN LLP AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE CURRENT YEAR. THE RESULTS OF THE VOTING WERE AS
FOLLOWS:

         FOR                  AGAINST          ABSTAIN           NON-VOTES
         15,778,337           22,500           760               -0-


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