Form 10-Q
period 1999-09-30
NORTHEAST OPTIC NETWORK INC
filed 1999-11-15
CIK 1062233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED September 30, 1999

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the transition period from  -to  -

                                                    ----   ----

                        COMMISSION FILE NUMBER 000-24653

                          NORTHEAST OPTIC NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     04-3056279
(State or other jurisdiction of incorporation       (I.R.S. Identification No.)
            or organization)

            2200 West Park Drive
           Westborough, MASSACHUSETTS                               01851
   (Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number, including area code:
                                 (508) 616-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At September 30, 1999 there were 16,284,317 shares of the Company's common stock outstanding.

                                                                    Page 1 of 20
                                                        Exhibit Index at Page 20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets at September 30, 1999 (Unaudited)
and December 31, 1998.........................................................3

Condensed Consolidated Statements of Operations for the three month and the nine month periods ended September 30, 1999 and September 30, 1998
(Unaudited)...................................................................4

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and September 30, 1998
(Unaudited)..................................................................5

Notes to Condensed Consolidated Financial Statements.........................6

                               -------------------

                          NORTHEAST OPTIC NETWORK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,   December 31,
                                                                        1999              1998
                                                                    (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                       $   5,786,381    $  57,737,792

   Short-term restricted cash and investments                         22,229,773       23,149,975

   Short-term investments                                             73,527,466       48,581,949

   Accounts receivable, net of allowances of $(280,927) and
   $(212,727) at September 30, 1999 and December 31,1998,
   respectively                                                        1,292,295          111,915

   Prepaid expenses and other current assets                             800,823          506,947

   Refundable taxes from related party                                      --            755,838
                                                                    -------------    -------------
         Total current assets                                        103,636,738      130,844,416
                                                                    -------------    -------------
PROPERTY AND EQUIPMENT, NET                                           87,806,020       52,922,677

LONG-TERM RESTRICTED CASH AND INVESTMENTS                             31,272,307       51,371,859

INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $3,576,464
AND $1,460,191, RESPECTIVELY                                          57,558,538       56,773,282
                                                                    -------------    -------------
                                                                   $ 280,273,603    $ 291,912,234
                                                                    -------------    -------------
                                                                    -------------    -------------
CURRENT LIABILITIES:
   Current maturities of long-term obligations                     $        --      $     127,619
   Accounts payable                                                    1,124,963          322,285
   Accounts payable - network                                         11,667,220        2,647,719
   Accrued expenses                                                    6,745,085       13,526,702
   Accrued right-of-way fees, related party                              886,322        1,084,325
   Deferred revenue                                                    1,053,927        1,168,900
                                                                    -------------    -------------

         Total current liabilities                                    21,477,517       18,877,550
                                                                    -------------    -------------

LONG-TERM ACCOUNTS PAYABLE                                             4,293,488             --
                                                                    -------------    -------------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES (Note 4)            180,000,000      180,000,000
                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--30,000,000 shares; 16,284,317 and 16,066,333
       shares issued and outstanding at September 30, 1999 and
       December 31, 1998, respectively                                   162,843          160,663
   Warrants                                                                 --              8,595
   Additional paid-in capital                                        109,037,405      108,105,684
   Accumulated deficit                                               (34,697,650)     (15,240,258)
                                                                    -------------    -------------
         Total stockholders' equity                                   74,502,598       93,034,684
                                                                    -------------    -------------
                                                                   $ 280,273,603    $ 291,912,234
                                                                    -------------    -------------
                                                                    -------------    -------------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                      1999                1998                   1999                   1998
REVENUES:
   Contract                         $ 1,023,977      $   155,766              $  2,182,918     $    481,684

   Other service                        595,440           16,395                 1,000,300           24,253
                                     -----------      -----------              ------------      -----------

          Total revenues              1,619,417          172,161                 3,183,218          505,937
                                     -----------      -----------              ------------      -----------
EXPENSES:

   Cost of sales                      1,843,655          546,504                 4,221,186        1,604,782
   Selling, general and
     administrative                   1,614,575        2,272,808                 5,047,747        3,365,567
   Depreciation and
     amortization                     1,904,083          491,633                 3,904,934        1,107,291
                                     -----------      -----------              ------------      -----------
         Total expenses               5,362,313        3,310,945                13,173,867        6,077,640
                                     -----------      -----------              ------------      -----------
Loss from operations                 (3,742,896)      (3,138,784)               (9,990,649)      (5,571,703)
                                     -----------      -----------              ------------      -----------
OTHER INCOME (EXPENSE):
   Interest income and other,
     net                              1,816,213        1,615,895                 6,058,878        1,702,767

   Interest expense                  (5,356,351)      (3,275,400)              (15,525,621)      (3,732,439)
                                     -----------      -----------              ------------      -----------
Total other income
(expense)                            (3,540,138)      (1,659,505)               (9,466,743)      (2,029,672)
                                     -----------      -----------              ------------      -----------
Loss before minority interest
in subsidiaries' earnings and
benefit from income taxes            (7,283,034)      (4,798,289)              (19,457,392)      (7,601,375)

MINORITY INTEREST                             -                -                         -        1,108,933

(BENEFIT FROM) INCOME
TAXES                                         -                -                         -         (564,480)

LOSS BEFORE EXTRAORDINARY
ITEM                                 (7,283,034)      (4,798,289)              (19,457,392)      (5,927,962)

EXTRAORDINARY ITEM                            -       (1,335,004)                        -       (1,335,004)
                                     -----------      -----------              ------------      -----------
NET LOSS                            $(7,283,034)     $(6,133,293)             $(19,457,392)    $ (7,262,966)
                                     -----------      -----------              ------------      -----------
                                     -----------      -----------              ------------      -----------
BASIC AND DILUTED NET LOSS PER
SHARE BEFORE EXTRAORDINARY ITEM
                                        $ (0.45)          $(0.48)                   $(1.21)          $(1.66)
                                     -----------      -----------              ------------      -----------
                                     -----------      -----------              ------------      -----------
BASIC AND DILUTED NET LOSS PER
SHARE AFTER EXTRAORDINARY ITEM
                                         $(0.45)          $(0.61)                   $(1.21)          $(2.03)
                                     -----------      -----------              ------------      -----------
                                     -----------      -----------              ------------      -----------

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING           16,222,425       10,063,870                16,124,868        3,581,332
                                     -----------      -----------              ------------      -----------
                                     -----------      -----------              ------------      -----------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (19,457,392)   $  (7,262,966)
   Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities-
     Extraordinary item - write-off of deferred financing costs            --          1,335,004
     Compensation expense related to the issuance of stock
       options to non-employees                                         293,441             --
     Loss on disposal of property and equipment                            --              8,953
     Accretion of long-term obligations                                    --             62,165
     Amortization of deferred financing costs                           469,983          104,365
     Depreciation and amortization                                    3,904,934        1,107,291
     Changes in assets and liabilities-
       Accounts receivable                                           (1,180,380)         901,311
       Refundable taxes from related party                              755,838         (387,104)
       Prepaid expenses and other current assets                       (293,876)        (369,368)
       Accounts payable                                                 802,678          402,280
       Accrued expenses                                              (6,979,620)       4,455,326
       Deferred revenue                                                (114,973)         205,538
       Deferred tax liability                                              --             25,000
                                                                  -------------    -------------
         Net cash (used in) provided by operating activities        (21,799,367)         587,795
                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments, net                         (24,945,517)     (47,939,097)
   Purchases of property and equipment                              (39,594,012)     (26,087,605)
   Increase in intangible assets                                       (449,504)      (6,348,484)
                                                                  -------------    -------------
         Net cash used in investing activities                      (64,989,033)     (80,375,186)
                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in accounts payable - network and long-term
     accounts payable                                                13,312,989          370,457
   Proceeds from issuance of long-term obligations                         --        180,000,000
   Proceeds from note payable to related party                             --         15,775,000
   Payments on long-term obligations                                   (127,619)     (19,785,098)
   Decrease (increase) in restricted cash and investments            21,019,754      (72,698,790)
   Proceeds from exercise of stock options and warrants                 631,865           32,153
   Proceeds from initial public offering                                   --         43,782,528
   Minority interest in subsidiary                                         --         (1,108,933)
                                                                  -------------    -------------

         Net cash provided by financing activities                   34,836,989      146,367,317
                                                                  -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (51,951,411)      66,579,926

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       57,737,792        1,098,452
                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   5,786,381    $  67,678,378
                                                                  -------------    -------------
                                                                  -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                     $  23,943,837    $     636,861
                                                                  -------------    -------------
                                                                  -------------    -------------
     Taxes                                                        $        --      $      34,883
                                                                  -------------    -------------
                                                                  -------------    -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Goodwill recorded in connection with the Reorganization        $        --      $  47,871,068
                                                                  -------------    -------------
                                                                  -------------    -------------
   Conversion of Minority Interest into Series A convertible
     preferred stock in connection with the Reorganization        $        --      $   4,229,853
                                                                  -------------    -------------
                                                                  -------------    -------------
   Exercise of CMP warrant                                        $        --      $     532,836
                                                                  -------------    -------------
                                                                  -------------    -------------



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

       To date, the Company has recorded limited revenues principally from contract and other services and has incurred cumulative operating losses. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on the Company.

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

       (c)    REVENUE RECOGNITION

              Revenues on telecommunications network services are recognized ratably over the term of the applicable agreements with customers, which range from 1 to 20 years. Other service revenue, which consists primarily of design and installation work, is recognized as services are performed.

       (d)    EARNINGS PER SHARE

              In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first nine months of 1999 and 1998. Diluted net loss per share excludes shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

       (e)    COMPREHENSIVE INCOME

              Effective January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive net loss is the same as reported net loss for all periods presented.

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

 (5)   STOCKHOLDERS' EQUITY

       (a)    PREFERRED STOCK

              The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At September 30, 1999, no such shares are issued and outstanding.

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

(6)    DISCLOSURE ABOUT SEGMENTS OF THE ENTERPRISE AND SIGNIFICANT CUSTOMERS

       In fiscal year ended December 31, 1998 the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company analyzes segment reporting based on dark fiber and lit fiber facilities revenue only.

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                             SEPTEMBER 30,             SEPTEMBER, 30
                           1999           1998       1999          1998
Dark fiber revenues       $  540,866   $   86,166   $1,381,253   $  412,084

Lit fiber revenues           483,111       69,600      801,665       69,600
                           ---------    ---------    ---------    ---------
Total contract revenues   $1,023,977   $  155,766   $2,182,918   $  481,684
                           ---------    ---------    ---------    ---------
                           ---------    ---------    ---------    ---------


       SFAS No. 105, Disclosure of information about financial instruments with off balance sheet risk and financial instruments with concentration of credit risk requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, no additional credit risk is believed by management to be inherent in the Company's accounts receivable. For the nine months ended September 30, 1999 and September 30, 1998, 6 and 2 customers represented 76% and 78% of revenues, respectively. At September 30, 1999 and December 31, 1998, 4 and 2 customers represented 66% and 78% of accounts receivable, respectively.

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

         OVERVIEW

         The Company is a facilities-based provider of technologically advanced, high bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. The Company is currently expanding its fiber optic network, the NEON system, to encompass over 1000 route miles, or approximately 65,000 fiber miles, in New York and New England ("the Northeast").

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

         RESULTS OF OPERATIONS

         Revenues for the quarter ended September 30, 1999 were $1,619,417, an increase of $1,447,256 or 841% compared to $172,161 in the same quarter in 1998. The increase in revenues reflects the Company's continuing expansion of lit services on the system, coupled with recurring collocation revenues as well as the leased dark fibers to existing customers that came on line during 1998 and 1997. Other service revenue during the quarter consists of design, engineering and installation work associated with the build-out of our facilities.

         Revenues for the nine months ended September 30, 1999 were $3,183,218 compared to $505,937 for the nine months ended September 30,1998 which represents an increase of $2,677,281 or 529%. The increase in revenue reflects the Company's continued penetration into the Northeast service territory.

         Cost of sales for the three months ended September 30, 1999 were $1,843,655 an increase of $1,297,151 compared to $546,504 in the same period last year. The increased costs reflect the addition of lease expenses, right of way fees and property taxes resulting from the Company's continuing network expansion into the Northeast service territory.

         Cost of sales for the nine months ended September 30, 1999 amounted to $4,221,186 compared to $1,604,782 in the same period last year, an increase of $2,616,404 or 163%. The increased costs reflect the continuing build-out and expansion of the communications network into the Northeast service territory.

         Selling, general and administrative expenses were $1,614,575 for the quarter ending September 30, 1999 compared to $2,272,808 for the same quarter in 1998, which represents a decrease of $658,233 or 29% . The decrease in expenses primarily reflects the one time bonus payment of $1.0 million made in September 1998.

       Selling, general and administrative expenses for the nine months ended September 30,1999 were $5,047,747, an increase of $1,682,180 or 50%.
       Increased personnel and related costs to develop management and sales activities continue to grow as the Company expands its efforts to meet customer requirements. The Company's headcount has increased to 40 at September 30, 1999 from 14 or approximately 186% since September 30, 1998.

       Depreciation and amortization expense was $1,904,083 for the quarter ended September 30, 1999 compared to $491,633 for the quarter ended September 30, 1998.

       Depreciation and amortization expense was $3,904,934 for the nine months ended September 30, 1999 compared to $1,107,291 for the same nine month period as of September 30,1998. The increase resulted from putting into service additional portions of the NEON System and the amortization of goodwill resulting from the reorganization on July 8, 1998 referred to below.

       Net interest expense totaled $3,540,138 and $1,659,505 for the quarters ending September 30,1999 and September 30,1998, respectively. For the nine month periods ending September 30,1999 and September 30, 1998 net interest expense was $9,466,743 and $2,029,672 respectively. The increased interest expense reflects the sale of $180.0 million of 12 3/4% Senior Notes partially offset by the higher cash and investment balances resulting from the public offerings of debt and equity on August 5, 1998. (See Note 1).

       The Company's net loss for the quarter ended September 30, 1999 was $7,283,034 or $0.45 per share loss. This compares to a net loss before extraordinary item of $4,798,298 or $.48 per share net loss in the same period last year. If the reorganization had occurred on January 1, 1998 instead of July 8,1998,the pro forma per share net loss before extraordinary item for the quarter ended September 30, 1998 would have been $0.30. The Company's net loss for the nine months ended
       September 30, 1999 was $19,457,392 or $1.21 per share net loss. This compares to a net loss before extraordinary item of $5,927,962 or $1.66 per share net loss in the same nine month period last year. If the reorganization had occurred on January 1, 1998 instead of July 8,1998,the pro forma per share net loss before extraordinary item for the nine months ended September 30, 1998 would have been $0.37. The extraordinary item in the third quarter ending September 30, 1998 amounted to $1,335,004 and would have been a per share net loss of $0.08. The extraordinary item represented the write off of deferred financing costs associated with two construction loans repaid in the third quarter with the proceeds from the Company's public offerings.

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

       LIQUIDITY AND CAPITAL RESOURCES

       Net cash (used in) provided by operating activities was $(21,799,367)and $587,795 for the quarters ended September 30, 1999 and 1998, respectively. Net cash used by operating activities for the quarter ended September 30, 1999 was due primarily to the net operating loss of the Company.

       Cash used in investing activities totaled $64,989,033 and $80,375,186 for the nine months ended September 30, 1999 and 1998, respectively. Cash requirements consisted primarily of the cost of network construction and equipment, and purchases of short-term investments.

       Cash flow from financing activities totaled $34,836,989 and $146,367,317 for the nine months ended September 30, 1999 and 1998, respectively. Cash flow from financing activities during the nine months ended September 30, 1999 was due to a decrease in restricted cash and investments associated with the payment of interest amounting to $22,950,000 on the 12 3/4% Senior Notes and an increase in network and long-term accounts payable. Cash flow from financing activities during the nine months ended September 30,1998 was due primarily to the completed initial public offerings of 4,000,000 common shares at $12.00 and sold $180.0 million of 12 3/4% Senior Notes and an advance on a construction loan from CMP.

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

       CRITICAL VENDORS. The Company relies on third party vendors of products and services in the conduct of its business and as a result, received assurances from its critical vendors that there will not be a material interruption in their supply of those products and services as a result of the Year 2000 problem. Failure of a critical supplier to solve a Year 2000 problem in its accounting systems, production control and/or shipping systems could have a material adverse effect on the Company's business, operating results and financial condition. From the responses the Company has received to date, the Company's critical vendors are either Year 2000 compliant or have developed or put in place an aggressive and comprehensive readiness strategy. The Company's fiber optic network system (the "NEON" system) is also dependent upon the transmission and distribution infrastructure of electric utilities in the Northeast. Should one or more of these utilities experience disruption in providing electricity to their customers as a result of a Year 2000 problem, the utility has the right under its agreements with the Company to take the necessary action to restore electrical service to their customers, which could in turn disrupt the operation of the NEON system. However, these electric utilities are committed to minimizing risks to the NEON system and to providing adequate resources to implement any changes necessary to be Year 2000 compliant. See "Certain Factors That May Affect Future Results C ROWS AND IRUS" below).

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

       The Company through September 30, 1999 has not incurred nor does it expect to incur any material costs directly related to the Year 2000 computer problem. Pending continuing investigation of its exposure to the Year 2000 problem the Company is unable to determine the costs of solving any Year 2000 problem that may occur in the future.

       CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       The future financial and operating results of the Company remain difficult to predict and are subject to various risks and uncertainties described below as well as elsewhere in this Report.

       LIMITED OPERATING HISTORY; CASH FLOW. The Company's current business has only a very limited history. As a facilities-based provider of fiber optic transmission capacity, the Company is in the early stages of constructing the NEON system throughout the Northeast. Although portions of the NEON system are currently operational, the Company does not expect to begin to realize any substantial revenue until the NEON system is substantially completed. The Company does not expect to achieve substantial completion of the NEON system as currently planned until the end of the first quarter in the year 2000. The Company has incurred net losses from inception. The Company's future operating results will fluctuate annually and quarterly due to several factors, some of which are outside the control of the Company. These factors include the cost of construction of the NEON system (including any unanticipated costs associated therewith), the availability of rights-of-way ("ROWs"), the cost and timely availability of equipment and construction contractors, pricing strategies for its services, changes in the regulatory environment, changes in telecommunications technology and changes in general and local economic conditions. In addition, the extent of the demand for the Company's services cannot be estimated with any degree of certainty.

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

       INTEREST RATE SENSITIVITY

       The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially affected.

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

                                       NORTHEAST OPTIC NETWORK, INC.
                                       (Registrant)

       Date: Nov. 15, 1999              By: /s/ Vincent C. Bisceglia
                                          -------------------------------------
                                          Vincent C. Bisceglia
                                          Chairman & Chief Executive Officer

       Date: Nov. 15, 1999              By: /s/ William F. Fennell
                                          -------------------------------------
                                          William F. Fennell
                                          Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
          NO.                    DESCRIPTION
          27                Financial Data Schedule
