Form 10-K
period 1999-12-31
NORTHEAST OPTIC NETWORK INC
filed 2000-03-31
CIK 1062233

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

                        COMMISSION FILE NUMBER 000-24653
                            ------------------------
                         NORTHEAST OPTIC NETWORK, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                           04-3056279
 (State or other jurisdiction         (I.R.S. Identification No.)
              of
incorporation or organization)

                              2200 WEST PARK DRIVE
                                   SUITE 200
                        WESTBOROUGH, MASSACHUSETTS 01581
               (Address of principal executive offices)(Zip Code)

              Registrant's telephone number, including area code:
                                 (508) 616-7800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, Par Value $0.01 Per Share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K /X/.

    At March 1, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $699,844,299.

    At March 1, 2000 there were 16,505,632 shares of the Company's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from a definitive Proxy Statement expected to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    This report includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this prospectus regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading "Certain Factors that May Affect Future Results", that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

ITEM 1. BUSINESS

    The Company's principal executive offices are located at 2200 West Park Drive, Suite 200, Westborough, Massachusetts 01581 and its telephone number is
(508) 616-7800.

GENERAL

    We own and operate a technologically advanced, high-bandwidth fiber optic network, consisting of approximately 990 route miles. Our network averages approximately 65 fibers per mile and therefore includes a total of approximately 65,000 fiber miles. It extends from Portland, Maine to New York City. We recently signed agreements with Consolidated Edison Communications and Exelon Corporation which would extend our network into and around New York City, Philadelphia and Washington, D.C., thereby increasing the reach of our network by approximately 400 additional route miles, or approximately 9,000 additional fiber miles.

    We have built our network primarily using electric utility rights-of-way, which we believe provide significant competitive advantages compared to alternative rights-of-way in our territory, such as railbeds and highways. Most significantly, our utilization of electric utility rights-of-way allows us to provide alternative routes to our customers which, when combined with their existing routes over more conventional rights-of-way, provide more reliable redundant routes than if our network utilized the same rights-of-way as their existing capacity because our alternative routes would not share common points of failure with the other conventional routes. These utility rights-of-way also enable us to provide direct connections to our customers.

    We connect our carrier customers to our network's backbone by building connections to their facilities. We currently provide our customers with the following services:

    - SONET PRIVATE LINE LIT FIBER SERVICES. Fixed, high-bandwidth amounts of point-to-point capacity offered across our network at fixed-cost pricing.

    - DARK FIBER LEASES. Fiber strands contained within a fiber optic cable which has been laid but does not include optical transmission equipment.

    - COLLOCATION. Rental space in our carrier class points of presence in which carrier customers bond electronically and semi-permanently to our network.

    We also intend to offer optical wavelength services to our customers beginning later this year which will provide a customer with the exclusive long-term use of a portion of the transmission capacity of a fiber optic strand.

OUR ADVANCED FIBER OPTIC NETWORK

    We use state-of-the-art technology throughout our fiber optic network. Our network consists of fiber optic communication paths, which allow for high-speed, high-quality transmission of voice, data and video communications. Fiber optic systems use laser-generated light waves to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, are resistant to external signal interference and connect directly to digital switching equipment or digital microwave systems.

    Our network is almost completely optical and incorporates almost exclusively mid- to late-1990s state-of-the-art fiber optic technology. Because we began construction of our network in the mid-1990s, our facilities benefit from recent technological advances such as Lucent's non-zero dispersion shifted Allwave and Truewave fiber and are well-positioned to support future advances in optronics and compression technology as they become available, which will allow us to offer more bandwidth carrying capacity at decreasing incremental costs.

    Since our inception, we have been committed to utilizing state-of-the-art fiber optic technologies throughout our network. While the potential capacity and performance of these technologies may sometimes surpass our customers' current needs, we believe that the additional expense which we have incurred and will continue to incur through our deployment of these technologies will provide us with a competitive advantage over time and minimize the need for costly infrastructure updates in the future.

    We offer end-to-end fiber optic capacity utilizing bi-directional SONET ring architecture, which has the ability to route customer traffic in two directions around a ring design thereby minimizing service interruptions due to fiber cuts. Our system is continuously monitored to maintain quality control on a 24-hour basis and to alert us of any degradation of signal or loss of fiber capacity, and to pinpoint the location of such difficulty and enable us to repair or replace impaired fiber quickly.

RIGHT-OF-WAY AGREEMENTS

    We acquire our rights-of-way principally from electric utilities in the territory covered by our system. We believe that these rights-of-way are superior to alternative rights-of-way available in the Northeast and Mid-Atlantic regions, because electric utility rights-of-way provide near ubiquitous urban and intercity coverage at lower cost and because the frequent need to depart from or work around gaps in other rights-of-way often entail significant expenditures and a lengthy and expensive community-by-community approval process. Furthermore, installing cable in electric utility rights-of-way is often safer, easier and faster, because the cable is placed in existing underground conduits and ducts or installed on existing towers and poles. With other rights-of-way, such as those along highways and railroad tracks, cable must often be buried in trenches, a process often hampered by accommodating commuter rush hours, complying with stringent environmental laws, crossing water, trenching and blasting bedrock. In addition, we believe that electric utility rights-of-way provide the potential to establish communications connections to nearly every building, business park and industrial complex in our service territory.

    CONSOLIDATED EDISON COMMUNICATIONS AGREEMENT AND EXELON CORPORATION
     AGREEMENT

    In November 1999, we entered into agreements with Consolidated Edison Communications, Inc., a wholly-owned subsidiary of New York-based Consolidated Edison, Inc., and Exelon Corporation, a wholly-owned subsidiary of Philadelphia-based PECO Energy, Inc. Pursuant to these agreements, Exelon and Consolidated Edison Communications will grant to us rights to operate our system through significant portions of their coverage areas, including New York and Philadelphia, and enter into cooperative marketing arrangements with us.

    Upon the closings of the transactions under the agreements, we would issue 2,106,625 shares of our common stock to Exelon and 2,448,240 shares of our common stock to Consolidated Edison Communications in each case subject to adjustment as set forth in their respective agreements, which would result in Exelon and Consolidated Edison Communications each owning approximately 10% of our outstanding common stock. Under the agreements, each of these companies also would receive the right to nominate one member to our board of directors.

    The consummation of the transactions contemplated by these agreements remains subject to the satisfaction of numerous closing conditions, including
(a) the successful securing of all regulatory approvals by Consolidated Edison Communications, Exelon Corporation and us, (b) the election of the designees of Consolidated Edison Communications and Exelon Corporation to the board of directors, (c) approval by our stockholders of the issuances of the shares to Consolidated Edison and Exelon under the agreements, and (d) the reorganization of the Company into a two-tiered corporate structure.

    Under these agreements, we would provide network transport and carrier services among the service areas of Consolidated Edison Communications and Exelon Corporation, provided that each of these companies would provide connectivity from our system to their respective local loops, and each would manage distribution into its respective end-users' locations. The communications network would operate under our brand and we would jointly develop, operate and market the combined telecommunications infrastructure that would be created through the consummation of the two transactions. Consolidated Edison Communications would install a point of presence for us in Manhattan and provide high-capacity local transport services to 26 carrier buildings in key areas of New York. These buildings would include interexchange carrier points of presence, large internet service provider nodes, collocation "hotels," local serving offices and other high traffic building sites. Exelon would install a new point of presence for our use in Philadelphia, convey a right-of-use to approximately 4,000 fiber miles in a corridor from New York City to Philadelphia and from Philadelphia to Baltimore and Washington, D.C., provide connectivity to 40 carrier sites in metropolitan Philadelphia and to one site in each of Baltimore and Washington, D.C.

    NORTHEAST UTILITIES AGREEMENTS.

    In 1994 and 1995, we entered into a series of agreements with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to these agreements, we have acquired indefeasible rights-of-use in fiber optic filaments along Northeast Utilities' rights-of-way and pay to Northeast Utilities mileage-based annual fees and a percentage of the gross revenues that we generate on the portion of our network located on Northeast Utilities' rights-of-way.

    A portion of the system, comprised of 12 fibers within the cable, is owned by and has been set aside for Northeast Utilities' use. Northeast Utilities may lease these fibers to third parties, provided that prior to September 2001, Northeast Utilities is not permitted to assign any fibers or resell capacity on these 12 fibers to certain specified carriers except for certain limited purposes. After September 2001, Northeast Utilities will be free to use these fibers to compete with us.

    Our agreements with Northeast Utilities have an initial term of 30 years and expire in September 2024. Thereafter they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that Northeast Utilities gives such a notice and terminates the agreements, it must either, at its option, pay to us an amount equal to the fair market value of the system built on Northeast Utilities' rights-of-way less the 12 fibers set aside for Northeast Utilities' use, or allow us to retain our indefeasible rights-of-way and receive from us an annual payment equal to 10% of our gross revenue from the fiber optic system on Northeast Utilities' rights-of-way, which payment would be in addition to the other annual payments under our agreements with Northeast Utilities.

    CENTRAL MAINE POWER COMPANY AGREEMENT.

    In January 1997, we entered into an agreement with Central Maine Power, in which Central Maine Power granted to us a right-of-use in fiber optic filaments within a cable along a designated route in Central Maine Power's service territory. In exchange for the rights-of-use, we agreed to pay to Central Maine Power an annual fee beginning, with regard to any particular route segment, in the first calendar year following the installation date for such route segment.

    Our rights-of-use do not apply to 6 fibers that have been set aside for Central Maine Power's use. Central Maine Power may use these fibers for its own business purposes, but may not lease them to third parties prior to the seventh anniversary of any given installation date. After such seven-year period, to the extent that Central Maine Power has excess capacity on these six fibers, Central Maine Power is required to negotiate in good faith with us to provide such excess capacity to us before making it available to third parties. If we do not enter into an agreement with Central Maine Power with respect to such excess capacity, Central Maine Power will be able to use such capacity to compete with us.

    Our agreement with Central Maine Power Agreement has an initial term of 30 years and expires in January 2027. Thereafter it is renewable at our option for an additional ten-year term. In the event that we elect to renew our agreement with Central Maine Power, we must pay to Central Maine Power an annual payment equal to 10% of our gross annual revenue from our fiber optic system constructed along Central Maine Power's rights-of-way, which payment would be in addition to the other annual payments under our agreement with Central Maine Power.

    BOSTON AGREEMENTS.

    In July 1998, we entered into a fiber optic lease agreement with NEES Communications, Inc., a subsidiary of New England Electric System, and a fiber optic use agreement with BecoCom, Inc., a subsidiary of Boston Edison Company. Pursuant to the terms of these agreements, we acquired the right to use certain fibers, to be constructed and maintained by NEES Communications and BecoCom, respectively, on a route running from Hudson, New Hampshire to Boston, Massachusetts terminating at our point of presence and carrier centers targeted by us.

    We currently use these fibers and, under the terms of these agreements, we are required to pay a monthly fee, and have agreed to share a portion of the revenue generated from the use of these fibers (in excess of a base revenue amount specified in each agreement). Both the NEES Com agreement and the BecoCom agreement have an initial term of 20 years, with the potential to negotiate for up to two additional, consecutive five-year extensions.

    OTHER AGREEMENTS.

    In July 1998, we entered into an agreement with Qwest Communications Corporation in which Qwest agreed to grant us an indefeasible right-of-use in certain fibers along a route segment to be constructed between Boston and New York City. In consideration of such grant, we agreed to pay to

Qwest a fee in a series of installments. Although the Qwest agreement permits us to grant capacity in lit fiber to third parties, we may not grant indefeasible rights-of-use in dark fiber to third parties for five years following the availability date of the Boston-New York segment. The term of the Qwest agreement is for approximately 20 years, but may be terminated at any time upon the occurrence of certain uncured defaults by us or the loss of certain underlying rights held by Qwest or other parties upon whom Qwest depends for its rights in the fiber.

    We also have a number of agreements with Bell Atlantic to use certain rights-of-way along pole lines and within ducts in various areas throughout the Northeast to supplement our primary means of procuring rights-of-way.

    PAYMENTS UNDER RIGHT-OF-WAY AGREEMENTS

    The aggregate amount accrued by us under our agreements that provide for our rights-of-way used in our system was $785,535, $1,084,325 and $886,322 for the years ended December 31, 1997, 1998 and 1999, respectively.

NEON SERVICES

    We offer lit fiber leases, dark fiber leases and collocation and maintenance services to our customers.

    LIT FIBER LEASES. Pursuant to our lit fiber leases with our customers, we provide a specific amount of capacity between any two or more points on our system as specified by the carrier. Lit services involve the installation of optronic terminals by us, to the carrier's specifications, that light the fiber and transmit/receive capacity on the network. Our lit fiber lease agreements generally have an initial term of approximately one to five years and provide that our lit fiber customers will make monthly payments throughout the life of the lease. We anticipate that as our business matures, a majority of our revenues will be derived from lit fiber leases.

    DARK FIBER LEASES. The leasing of dark fiber allows a carrier to interconnect any two or more specific points on our system. Dark fiber leases require a carrier to install its own optronic equipment and permits a carrier to use as much or as little capacity as it desires and to customize its capacity with feature-rich technology and its network protocols that differentiate that carrier's product offerings from others. As a result, the carrier can deploy the dark fiber for whatever purpose it chooses while we remain invisible to the carrier's end-user. While a substantial portion of our revenues are derived from dark fiber arrangements, we intend to direct the focus of our marketing efforts away from dark fiber and into the lit fiber services area.

    COLLOCATION SERVICES. We provide collocation space to our customers who have a need for a carrier class operating environment for their communications and networking equipment. We have invested substantial resources into our collocation facilities and provide our customers with the power, back-up generator, HVAC, security and dry fire suppression systems which our customers demand.

    OTHER SERVICES. Other service revenues consist of non-recurring design, engineering, construction services and collocation services. Revenues for these non-recurring services are non refundable, represent the culmination of a separate earnings process and are recognized as services are performed.

CUSTOMERS

    We are targeting voice and data communications companies as customers. Our system enables these companies to link geographically separated central offices and points of presence with primary or redundant connections in their networks. Our facilities also enable carriers to connect their networks directly into the premises of their end-users.

    To date, we have entered into contracts with 33 customers. In addition to carrier customers such as MCI WorldCom/UUNet, Sprint, Bell Atlantic, GTE and AT&T, we derive a substantial portion of our revenue from Internet infrastructure companies such as Level 3 Communications, Williams Communications and Global Crossing.

    The terms of our customer contracts generally are approximately 20 years for dark fiber and one to five years for lit fiber, with monthly payments. The monthly lease rates cover dark fiber and/or lit fiber leased from us. In addition, the contracts typically provide for outage related credits, a predetermined reduction or offset against the customer's lease rate when a customer's leased facility is non-operational or does not meet the customer's operating parameters, and also typically require us to maintain adequate insurance coverages, including product liability coverage. Customers from whom we derive greater than 10% of our revenue include Sprint, CTC and Network Plus.

    Our targeted customer base includes the following:

        INCUMBENT LOCAL EXCHANGE CARRIERS & INDEPENDENT TELCOS. Incumbent local exchange carriers typically require some interstate paths for internal communications, signal control and operator services. Incumbent local exchange carriers also require intrastate capacity to connect central offices to one another and to connect central offices to points of presence and customer premises.

        FACILITIES-BASED INTEREXCHANGE CARRIERS. Interexchange Carriers typically require (a) regional short-haul connectivity from their national backbone facilities to originate and terminate traffic deeper into the customer base; (b) redundant routing to ensure reliability in their networks; and (c) additional capacity for their customers as minutes-of-use and IP bandwidth requirements increase.

        COMPETITIVE LOCAL EXCHANGE CARRIERS. Competitive Local Exchange Carriers typically require interconnection between their local networks and extensions further into the community. Internet service providers. Internet service providers typically require distribution channels to Interexchange Carriers and LEC switches and interconnection to Internet service providers switches.

        CABLE TELEVISION COMPANIES. Cable companies typically require fiber optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add interactive programming and Internet and data transfer capabilities and to consolidate head-end facilities.

        WIRELESS COMMUNICATION COMPANIES. Wireless companies typically require land-based back-hauling of traffic from towers to their switches and also capacity between their switches with Interexchange Carriers, points of presence, and Incumbent Local Exchange Carriers central offices. Microwave carriers typically require fiber optic capacity to replace microwave service as their primary source of communications capacity.

SUPPLY RELATIONSHIPS

    We have entered into agreements and arrangements for the supply of equipment and services relating to the construction of our system. In choosing our suppliers, we use such criteria as the quality and performance of the product for the intended purpose, pricing, and the ability of the supplier to meet our delivery schedule and technical support requirements. We purchase optronic network multiplexers and network services from Northern Telecom Ltd., Sycamore Networks and Cerant and cable from Fitel/Lucent Technologies, Inc., Corning and FOCAS, Inc. The cable purchased from Fitel and FOCAS includes Lucent's patented TrueWave and AllWave fibers, which we believe contains certain favorable performance characteristics that reduce our investment in signal enhancing network equipment. We believe that there are alternative suppliers or alternative components for all of the components contained in our system. However, any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our system could disrupt our operations and, if such disruption continued for an extended period of time, it could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

    The telecommunications industry is highly competitive, and we face substantial competition. Many of our existing and potential competitors have financial, management and other resources that are substantially greater than ours, as well as other competitive advantages, including established reputations in the communications market.

    We are currently aware of communications carriers that own or lease fiber optic networks in New England (such as AT&T, MCI/WorldCom, Sprint and Bell Atlantic) and of other carriers that own or lease fiber optic networks in New England (such as Broadwing, Qwest Communications International, Metromedia Fiber Network, Level 3 Communications and RCN) that employ advanced technology comparable to that of our system.

    In the cities connected by our system, we also face significant competition from the incumbent local exchange carriers, which currently dominate their respective local markets. In addition, we face competition from competitive local exchange carriers and wireless competitors in the cities in which we plan to build our networks.

    Most communications carriers already own fiber optic cables as part of their communications networks, and each of these carriers could, and some do, compete directly with us in the market for leasing fiber capacity.

    Some local cable television companies have extensive coaxial cable networks in place that have been or could be further upgraded to fiber optic cable. To the extent that local cable television companies decide to equip their networks with fiber optic cable, they are our potential direct competitors.

    We also face potential competition from the utilities which have granted us rights-of-way in certain portions of our system, which use may include competition with us. See "Right-of-Way Agreements."

GOVERNMENTAL REGULATION

    While we believe that we are not directly subject to common carrier regulation (except to the extent we have been certified to provide common carrier services through our subsidiaries in Connecticut and New York), we are part of an industry that is highly regulated by federal, state and local governments whose regulatory actions are often subject to judicial modification. We do not believe that our provision of lit fiber is subject to private carrier regulation. However, in light of the changes that are occurring in the regulation of telecommunications, we cannot forecast whether or not we will be subject to additional regulation in the future.

    Separate and apart from our unregulated provision of fiber capacity, we are subject to common carrier regulation to the extent that our Connecticut and New York subsidiaries provide telecommunications services. Currently, these subsidiaries are not providing common carrier service. By virtue of their status as common carriers, these subsidiaries are subject to certain laws and regulations at the federal, state and local levels.

    FEDERAL REGULATION.

    Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last four years as the result of the adoption by Congress of the Telecommunications Act of 1996 on February 8, 1996. The Telecommunications Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934, as amended was enacted. The Telecommunications Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including competitive local exchange carriers, with additional requirements imposed on incumbent local exchange carriers. The Telecommunications Act provides a detailed list of items which are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks.

    After lengthy legal proceedings, the FCC adopted revised guidelines implementing the interconnection and local competition provisions of the Telecommunications Act. In order to foster competition in the local exchange market, the FCC required incumbent local exchange carriers to offer unbundled access to their telecommunications networks to competitive local exchange carriers at cost-based rates, including access to dark fiber. This could decrease the demand for fiber provided by the company. However, the long and short term effects of the FCC's guidelines have yet to be ascertained.

    Aside from the impact of the Telecommunications Act, we believe that federal regulation does not affect us directly because we are not currently regulated as a common carrier under federal law. Federal law imposes certain legal requirements on common carriers who engage in interstate or foreign communication by wire or radio. These legal requirements apply to telecommunications carriers to the extent they engage in the provision of telecommunications services. Telecommunications carriers that provide telecommunications services and common carriers are essentially the same. Each provides communications services directly to the public or to all potential users on a nondiscriminatory basis subject to standardized rates, terms and conditions. We do not believe that we currently offer our fiber capacity in this manner, because we intend to enter into individual agreements on a selective basis with prospective lessees of our fiber facilities. We therefore do not believe that our provision of dark or lit fiber capacity constitutes telecommunications service or common carriage as defined by the FCC or under the common carrier provisions of the Communications Act. We believe that our lit fiber is provided on a private carrier basis. There are no assurances, however, that the leasing of lit or dark fiber will not be subject to further regulation under the Communications Act of 1934, as amended.

    Accordingly, it is conceivable that the FCC would subject our provision of fiber capacity to common carrier regulation. In 1994, the U.S. Court of Appeals for the District of Columbia Circuit remanded to the FCC the question of the FCC's authority to regulate dark fiber. In addition, the FCC has been petitioned by certain railroad, power and telecommunications associations, none of which are affiliated with us, to clarify the regulatory status of fiber capacity providers. To date, the FCC has not indicated an intention to rule on this remand.

    As indicated above, our two subsidiaries that have authority to provide telecommunications services on a common carrier basis in New York and Connecticut are subject to regulation under the Communications Act. Neither one is currently offering common carrier services.

    If, and to the extent that, we were deemed to be a common carrier we would be required to comply with several regulatory requirements, including, but not limited to, the duty to:

    - provide such services indiscriminately upon any reasonable request;

    - charge rates and adopt practices, classifications and regulations that are just and reasonable;

    - avoid unreasonable discrimination in charges, practices, regulations, facilities and services;

    - pay into federal funds for Universal Service, Telecommunications Relay Services and the North American Numbering Administration;

    - limit our use of Customer Proprietary Network Information to provisioning of the services in connection with which the Customer Proprietary Network was obtained; and

    - be subject to the complaint process at the FCC; and comply with various reporting, regulatory fee payment and other requirements. We might also be required to file tariffs setting forth the rates for our services. These regulatory requirements could impose substantial burdens on us.

    Notably, however, similarly situated competitors would be subject to comparable regulatory obligations.

    If we were deemed a provider of telecommunications services in our provision of leased dark fiber capacity, then our revenues from such leases to end users would become subject to contributions to the FCC's Universal Service Fund, a fund that was established to ensure the availability of affordable basic telecommunications services. As a general matter, revenues received from other telecommunications carriers are not subject to contribution to the Universal Service Fund. However, our revenues from telecommunications carriers who themselves are exempt from contributing to the Fund because their contribution would be less than $10,000 would be subject to such contribution if the carrier notifies us that it is not contributing directly, in which case the carrier is considered to be an end user. In addition, if a carrier purchasing our capacity uses it for its own purposes, then we would be subject to such contribution for the revenue generated from that carrier because it too would be considered an end user. Because internet service providers are deemed end users for Universal Service purposes, our revenues received pursuant to lit fiber leases to these entities would be subject to contributions to the FCC's Universal Service Fund. The assessment rate is calculated quarterly and was set at 5.8% of gross interstate end-user revenues for the fourth quarter of 1999. The assessment rate may be higher in subsequent years. However, the majority of our current revenue does not qualify as "end-user" revenue.

    Federal telecommunications law may also affect our business by virtue of the inter-relationships that exist among us and incumbent local exchange carriers and interexchange carriers. For example, the FCC issued an order requiring, among other things, that common line access fees charged to interexchange carriers, which previously amounted to more than what was necessary to recover the costs of providing access, shift from being usage driven to a fixed flat cost-based structure. Further access charge reform is pending before the FCC. While it is not possible to predict the precise effect the access charge changes will have on our business or financial condition, the reforms will reduce access charges paid by interexchange carriers, likely eliminating one of the principal disincentives for use of incumbent local exchange carrier facilities by interexchange carriers, which could have a material adverse effect on the use of our fiber optic telecommunications networks by interexchange carriers.

    STATE REGULATION.

    The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations and retain jurisdiction under the Telecommunications Act to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

    The state regulatory environment varies substantially from state to state. At present, we do not anticipate that the regulatory requirements to which we will be subject in Connecticut, Maine, Massachusetts, New Hampshire, New York, Vermont and Rhode Island will have any material adverse effect on our operations. In some jurisdictions, our pricing flexibility for intrastate services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, there can be no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on us.

    We have determined that there are advantages to having certain of our subsidiaries subject to state regulation in Connecticut and New York. As a regulated carrier in those two jurisdictions, these subsidiaries have access to poles and rights-of-way for our fiber lines that would not be available to us an unregulated lessor of fiber. Our two subsidiaries have obtained authority to provide telecommunications services in these two states. As a result, these subsidiaries will incur certain costs to comply with regulatory requirements such as the filing of tariffs, submission of periodic financial and operational reports to regulators, and payment of regulatory fees and assessments in Connecticut and New York.

    LOCAL GOVERNMENT REGULATION.

    In addition to federal and state laws, local governments exercise legal authority that may impact our business. For example, local governments, such as the City of Boston and the City of New York, typically retain the ability to license public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services. Local authorities affect the timing and costs associated with our use of public rights-of-way. These regulations may have an adverse effect on our business.

HISTORY OF OUR COMPANY

    We were incorporated in 1989 in Massachusetts under the name
"FiveCom, Inc." to develop fiber-optic networks in secondary and tertiary markets in the Northeast. Prior to 1994, we were the managing general partner of a venture which built a competitive access provider network in Springfield, Massachusetts and also built several small private networks in eastern Massachusetts. In February 1994, as FiveCom we sold our interest in the Springfield network to Brooks Fiber. Following this sale, we expanded our business strategy to include intra-Local Access Transport Area and long distance facilities using electric utility rights-of-way and changed our focus to target carrier customers rather than end-users.

    Commencing in September 1994, we entered into agreements with Northeast Utilities, pursuant to which we obtained rights-of-way in the service territories of Northeast Utilities and its subsidiaries. In 1996, we raised approximately $16.7 million from private placements of equity securities to MaineCom Services, a wholly-owned subsidiary of Central Maine Power and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities. In January 1997, we entered into an Agreement with Central Maine Power, under which we obtained rights-of-way in Central Maine Power's service territory, and raised an additional $2.6 million from Central Maine Power and other investors in a private equity financing. In 1998 we were reincorporated in Delaware under the name "NorthEast Optic Network, Inc."

EMPLOYEES

    At March 1, 2000, we employed 64 people. Our employees are not represented by any labor union and we consider our relationship with employees to be satisfactory. We have contracted to third parties a portion of the engineering, routine maintenance, construction supervision activities and network surveillance associated with the construction of our fiber optic system. We have also contracted to various third party contractors the construction of some parts of our fiber optic system.

ITEM 2. PROPERTIES.

    The NEON system and its component assets are the principal properties currently owned by the Company or with respect to which the Company has an IRU. The Company owns substantially all of the communications equipment currently utilized in its business and holds certain ownership interests in the cable comprising the NEON system. The Company's installed fiber optic cable is laid along the various rights-of-way held by the Company. See Item 1.--"Right-of-Way Agreements." Other fixed assets are located at various leased locations in geographic areas served by the Company.

    The Company's executive, administrative and sales offices are located at its principal office in Westborough, Massachusetts. The Company leases this space (approximately 31,000 square feet) pursuant to a six-year lease that commenced in May 1999.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the names, ages, positions and a brief description of the business experience during at least the last five years of the executive officers of the Company, all of whom serve until they resign or are removed from such offices by the Board of Directors of the Company.

    Vincent C. Bisceglia, 45, Chairman of the Board of Directors and Chief Executive Officer. Mr. Bisceglia joined the Company in November 1998 in his current position. Prior to joining the Company, from December 1997 until November 1998, Mr. Bisceglia was self-employed as a consultant. From
February 1994 to December 1997 Mr. Bisceglia served as President and Chief Executive Officer and a director of Technology Service Group, Inc. ("TSG"), a manufacturer of advanced technology pay telephones. Prior to 1994, he served TSG as a consultant and in various management positions. From 1982 to 1986, Mr. Bisceglia was Executive Vice President of Transaction Management, Inc., a manufacturer of point-of-sale systems, and from 1978 to 1982, he held senior marketing positions with National Semiconductor-DTS and Siemens-Nixdorf Computer Corporation.

    Victor Colantonio, 52, President, Vice Chairman of the Board of Directors and a Director. Mr. Colantonio is the founder of the Company, has been a director of the Company since 1989 and Vice Chairman since November 1998. Prior to founding the Company, from 1987 to 1991 Mr. Colantonio was president of International Communications Services Corp., a provider of network services to New England Telephone Company, AT&T and others. He served as President of Ireland-based Murray International from 1986 to 1987, providing network services to SNET, LiTel, MCI, Sprint and others. From 1983 to 1986, Mr. Colantonio served as Director of Marketing for Tele-Engineering Corp., an advanced WAN/LAN developer and video switch and ad-insertion manufacturer, securing contracts with, among others, USAF Logistic Command, U.S. Navy Underwater Signal Command and NASA.

    William F. Fennell, 55, Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Fennell joined the Company in August 1996 and became its Chief Financial Officer and Treasurer in May 1997. From October 1986 to January 1997, Mr. Fennell was Chief Financial Officer of Philips Electronics Group of North America, a manufacturer and distributor of electronic and electrical products. From 1970 to 1986, Mr. Fennell served in various positions at GTE Corporation, including Director of Operations for the Communications Products Group.

    Michael A. Musen, 51, Vice President, Operations. Mr. Musen has served as an officer of the Company since 1992 and became Vice President, Operations in 1996. Prior to joining the Company, Mr. Musen was Vice President of International Communications Services Corp. from 1988 to 1992.

    Roger M. Barzun, 58, Secretary and General Counsel. Mr. Barzun joined the Company in December 1998 and became Secretary and General Counsel in February 1999. From 1995 to present, Mr. Barzun was self-employed as an attorney.

    Ronald B. Steele, 48, Vice President, Engineering. Mr. Steele joined the Company in May 1998 as its Chief Technology Officer and became its Vice President, Engineering in May 1999. From June 1995 to May 1998 he was self-employed as a consultant in the telecommunications industry. From
January 1993 to June 1995, Mr. Steele, served as a Director of Engineering for SNET.

    There are no family relationships among any of the executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's stock is listed and traded on the Nasdaq National Market under the symbol NOPT and began trading after the Company's initial public offering on July 31, 1998. The following table sets forth for the periods indicated the high and low bid prices for the Company's common stock as reported by for the periods indicated.

                                                             HIGH       LOW
                                                           --------   --------
1998
Third Quarter (beginning July 31, 1998)..................  $ 10.125   $ 5.50
Fourth Quarter...........................................    12.00      4.75

1999
First Quarter............................................    17.75      8.75
Second Quarter...........................................    20.25     13.50
Third Quarter............................................    45.125    14.00
Fourth Quarter...........................................    79.00     30.625

2000
First Quarter (through March 1, 2000)....................  $159.00    $57.75

    The stock price ranges reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    On March 1, 2000, the last reported sale price for our common stock was $126.50 per share. As of March 1, 2000, there were approximately 88 holders of record of our common stock and approximately 1,721 beneficial holders.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                 SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA

    We have summarized below our historical consolidated financial data at December 31, 1999 and for each of the years in the five-year period ended December 31, 1999, which derived from our consolidated financial statements and which have been audited by Arthur Andersen LLP, independent auditors. You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the Notes thereto included elsewhere in this prospectus.

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                  1995         1996          1997         1998(1)          1999
                                ---------   -----------   -----------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues......................  $  42,598   $    13,773   $   394,704   $    863,672   $  5,665,276
Operating expenses............    487,159     1,185,595     2,693,037      9,175,280     19,895,829
Loss from operations..........   (444,561)   (1,171,822)   (2,298,333)    (8,311,608)   (14,230,553)
                                ---------   -----------   -----------   ------------   ------------
Interest income (expense),
  net.........................    (42,401)      125,838        (2,893)    (4,464,583)   (13,299,215)
Minority interest(2)..........         --       353,222     1,080,200      1,108,933             --
Provision for (benefit from)
  income taxes................         --        16,000      (261,000)      (315,000)            --
                                ---------   -----------   -----------   ------------   ------------
Loss before extraordinary
  item........................   (486,962)     (708,762)     (960,026)   (11,352,258)   (27,529,768)
Extraordinary item(3).........                                            (1,363,155)
Net loss......................   (486,962)     (708,762)     (960,026)   (12,715,413)   (27,529,768)
Basic and diluted loss per
  share before extraordinary
  item........................      (1.71)        (2.49)        (3.37)         (1.70)         (1.70)
Basic and diluted loss per
  share.......................      (1.71)        (2.49)        (3.37)         (1.90)         (1.70)
Basic and diluted weighted
  average shares
  outstanding.................    284,578       284,735       284,828      6,675,717     16,172,026

                                                              AS OF DECEMBER 31, 1999
                                                              -----------------------
BALANCE SHEET DATA:
Working capital.............................................       $ 67,969,107
Total assets(4).............................................        280,633,376
Note payable to related party...............................          4,682,858
Long-term debt, including current maturities................        180,000,000
Total liabilities...........................................        213,166,586
Stockholders' equity........................................         67,466,790

                                                      YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------
                                  1995          1996          1997           1998           1999
                               -----------   -----------   -----------   ------------   ------------
OTHER FINANCIAL DATA:
Cash provided by (used in)
  operating activities.......  $  (413,196)  $  (315,762)  $  (813,704)  $  2,954,322   $(17,970,325)
Cash used in investing
  activities.................   (4,619,702)   (6,738,898)   (8,798,251)   (93,772,328)   (68,323,061)
Cash provided by financing
  activities.................    4,943,300    11,918,703     5,845,482    147,457,346     33,323,983
Net increase (decrease) in
  cash and cash
  equivalents................      (89,598)    4,864,043    (3,766,473)    56,639,340    (52,969,403)
EBITDA(5)....................     (420,386)      794,432       665,271     (6,767,536)    (8,080,833)
Capital expenditures.........    4,596,901     6,711,082     5,609,459     38,947,267     48,583,642
Ratio of deficiency to fixed
  charges(6).................        (2.54)x        (4.5)x      (10.11)x         (.45)x         (.23)x

------------------------

(1) If our reorganization into a Delaware corporation had occurred on January 1, 1998, the pro forma basic and diluted weighted average shares outstanding and the loss per share for the year ended December 31, 1998 would have amounted to 16,065,285 and $0.79, respectively.

(2) Minority interest consisted of the interests of members other than Central Maine Power in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Reorganization." Changes in minority interest reflected members' capital adjusted by their portion of the net loss.

(3) Extraordinary item reflects the write-off of deferred financing cost of $1,363,155 related to the extinguishment of debt with a portion of the proceeds of the Public Offerings.

(4) In connection with our reorganization in 1998, we recorded an intangible asset of $47,871,068 to reflect our acquisition of Northeast Utilities' minority interest in a subsidiary, NECOM LLC, in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combination (AIN-39).

(5) EBITDA is defined as net loss before interest income (expense), net; loan commitment fees; provision for (benefit from) income taxes; and depreciation and amortization and is presented because it is commonly used by certain investors and analysts to analyze and compare a company's operating performance and to determine a company's ability to incur and service debt. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flow from operating activities, or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity.

(6) For purposes of calculating the ratio of deficiency to fixed charges: earnings consist of loss before income tax benefit, plus fixed charges, excluding capitalized interest, and fixed charges consist of interest expenses and capitalized interest, plus amortization of deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

OVERVIEW

    We generate revenue primarily through the leasing of capacity on our network. The services we provide include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and shorter-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment) at fixed-cost pricing over multi-year terms. We also lease space at our facilities (collocation services). Other service revenue includes nonrecurring design, engineering and construction services. We generally receive fixed monthly payments from our customers for the leasing of capacity on our network and recognize revenues ratably over the term of the applicable customer agreement. Other service revenues are generally recognized as services are performed.

REORGANIZATION

    We were incorporated in Massachusetts in July 1989 under the name
"FiveCom, Inc." In May 1996, FiveCom LLC, an operating subsidiary majority-owned by us, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc., a subsidiary of Northeast Utilities, organized NECOM LLC in Massachusetts, with FiveCom LLC owning approximately 60%, and Mode 1 owning approximately 40% of the membership interests in NECOM LLC. In December 1996, FiveCom LLC and MaineCom Services, a wholly-owned subsidiary of Central Maine Power, organized FiveCom of Maine LLC in Massachusetts, with MaineCom owning 66.67%,and FiveCom LLC owning 33.33%, of the membership interests in FiveCom of Maine LLC.

    We were reorganized prior to our July 1998 initial public offering of $180.0 million of 12 3/4% Senior Notes and 4.0 million shares of our common stock at $12.00 per share. In April 1998, prior to the reorganization, Central Maine Power exercised its warrants to purchase 5,876 shares of membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and in July 1998, (a) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for shares of our Series B Convertible Preferred Stock; (b) FiveCom LLC and NECOM LLC were each merged with and into our wholly-owned subsidiary; (c) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., our wholly-owned subsidiary; and (d) we were reincorporated in Delaware under the name "NorthEast Optic Network, Inc." and our Certificate of Incorporation was amended and restated. In December 1998 FiveCom of Maine was merged with and into NorthEast Optic Network, Inc.

    The shares of membership interest in FiveCom LLC received by Central Maine Power upon exercise of its warrant were exchanged for 144,172 shares of our Series B Convertible Preferred Stock, which shares had an estimated value at the time of the reorganization of approximately $4.3 million. Mr. Colantonio, our president, and Mr. Musen, a vice president, exchanged their membership interests in FiveCom LLC for 17,788 shares and 14,549 shares, respectively, of our Series B Convertible Preferred Stock, which shares had an estimated aggregate value at the time of the reorganization of approximately $542,000 and $443,000, respectively.

    Prior to the reorganization, which was completed on July 8, 1998, we held interests in our majority-owned or controlled subsidiaries, FiveCom LLC, FiveCom of Maine LLC and NECOM LLC. The interests of the minority owners of these subsidiaries are reflected on our balance sheet as minority interest in consolidated subsidiaries. As a result of the reorganization, such minority owners became stockholders and the value of our stock received by them over the tangible book value of their minority interests was reflected as goodwill.

    Prior to our initial public offering of equity and debt, we were included in Central Maine Power's consolidated federal income tax return pursuant to the terms of a tax-sharing arrangement entered into in 1996. The benefit from income taxes represented refundable income taxes from Central Maine Power as a result of this tax sharing arrangement. We currently have no net operating loss carryforwards as a result of this tax sharing arrangement.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Revenues increased by $4,801,604 or 556% to $5,665,276 in the year ended December 31, 1999 from $863,672 in the year ended December 31, 1998. Revenues in 1999 were generated by recurring lease services of $3,152,348 and other service revenue of $2,512,928 which consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction.

    Total cost of sales for the year ended December 31, 1999 was $6,365,758, an increase of 193% over the $2,176,266 recorded in the year ended December 31, 1998. This increase was primarily due to lease payments for fiber optic facilities, network surveillance cost, operations and maintenance costs and property taxes resulting from network expansion in our service territory.

    Selling, general and administrative expenses increased 42% to $7,380,351 for the year ended December 31, 1999 from $5,200,720 in the year ended December 31, 1998, reflecting an investment in the sales and marketing infrastructure, including personnel, advertising costs and promotional activities and an increase in management and information technology.

    Depreciation and amortization expense increased 242% to $6,149,720 for the year ended December 31, 1999, compared to $1,798,294 for the year ended December 31, 1998. This increase resulted from higher depreciation expense associated with additional segments of our system being placed in service and completion of our points of presence and the amortization of goodwill as a result of the reorganization on July 8, 1998.

    Interest income increased 85% to $7,712,259 for the year ended December 31, 1999 from $4,179,880 for the year ended December 31, 1998. This increase was due primarily to higher cash and investment balances for the entire year 1999 compared to only five months of interest in 1998 resulting from the timing of the closing of our equity and debt public offerings in August 1998.

    Interest expense increased 143% to $21,011,474 for the year ended December 31, 1999 from $8,644,463 for the year ended December 31, 1998. The increase resulted primarily from interest accrued on our 12 3/4% Senior Notes Due 2008 for the full year 1999 as compared to only five months in the year 1998.

    For the year ended December 31, 1999, we recorded a net loss of $27,529,768 compared to $11,352,258 before extraordinary item for the year ended
December 31, 1998. The increase in net loss is primarily attributable to the factors discussed above. The extraordinary item for the year ended December 31, 1998 amounted to $1,363,155, representing the write off of deferred financing costs associated with two construction loans repaid in the third quarter with the proceeds from our debt and equity public offerings.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Our December 31, 1998 revenues increased by $468,968, or 119%, to $863,672 in the year ended December 31, 1998 from $394,704 in the year ended
December 31, 1997. Revenues in 1998 were generated by recurring lease services to existing customers, which came on line primarily during the second half of 1997, and to new customers.

    Total cost of sales for the year ended December 31, 1998 were $2,176,266, an increase of 91% over the $1,137,943 recorded in the year ended December 31, 1997. The increase was primarily due to rights-of-way fees and property taxes resulting from network expansion in our service territory.

    Selling, general and administrative expenses increased to $5,200,720 for the year ended December 31, 1998 from $1,002,232 in the year ended December 31, 1997, reflecting an increase in personnel, a one time bonus payment, and the cost of developing management, sales and infrastructure resources.

    Depreciation and amortization expense was $1,798,294 for the year ended December 31, 1998, compared to $552,862 for the year ended December 31, 1997. The increase resulted from higher depreciation expense, due to the placement of additional portions of our system into service and the amortization of goodwill as a result of our reorganization on July 8, 1998.

    Interest income increased to $4,179,880 for the year ended December 31, 1998 from $138,918 for the year ended December 31, 1997. The increase was due primarily to higher cash and investment balances resulting from our equity and debt public offerings.

    Interest expense increased to $8,644,463 for the year ended December 31, 1998 from $141,811 for the year ended December 31, 1997. The increase resulted primarily from interest accrued on the 12 3/4% Senior Notes Due 2008.

    Minority interest for the year ended December 31, 1998 amounted to $1,108,933 compared to $1,080,200 in 1997. The increase is due to an increase in the proportionate share of the net losses of our subsidiaries. The elimination of the minority interest in the third quarter of 1998 was in connection with the reorganization.

    Benefit from income taxes increased slightly in the year ended December 31, 1998 to $315,000 from $261,000 for the comparable period of 1997. The benefit is related to refundable income taxes resulting from our tax sharing arrangement with Central Maine Power, which terminated upon the closing of the public offerings on August 5, 1998.

    For the year ended December 31, 1998, we recorded a net loss before extraordinary item of $11,352,258, compared to $960,026 for the year ended December 31, 1997. The increase in net loss before extraordinary item is primarily attributable to the factors discussed above.

    The extraordinary item for the year ended December 31, 1998 amounted to $1,363,155, representing the write off of deferred financing costs associated with two construction loans repaid in the third quarter with the proceeds from our public offerings.

    A net loss after extraordinary item recorded for the year ended
December 31, 1998, amounted to $12,715,413, compared to $960,026 for the year ended December 31, 1997. The increase in net loss after extraordinary item is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations have required substantial capital investment for the design, construction and development of our network and the purchase of telecommunications equipment. Capital expenditures were approximately
$48.6 million, $38.9 million and $5.6 million for the years ending December 31, 1999, 1998 and 1997, respectively. We expect to continue to have substantial capital requirements in connection with the (i) expansion and improvement of our existing network, (ii) design, construction and development of new networks,
(iii) connection of additional buildings and customers to our network,
(iv) purchase of additional telecommunication equipment, (v) purchase and development of our operating support systems, and (vi) additional expenses required to operate and maintain existing facilities.

    We have funded a substantial portion of these expenditures through our completed public offerings on August 5, 1998, resulting in net proceeds to us of approximately $218 million (after deducting expenses and before deducting $72.0 million in escrowed funds to cover the first seven semi-annual interest payments on our 12 3/4% Senior Notes due 2008).

    The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before connecting revenue--generating customers. We expect to continue to produce negative cash flow after investing activities for the current year due to the continuous expansion and development of our network. Our ability to continue this expansion will be limited by our current capital resources until sufficient cash flow after investing activities is generated unless we seek and obtain additional capital.

    Net cash (used in)/provided by operating activities was $(813,704), $2,954,322 and $(17,970,325) for the years ended December 31, 1997, 1998 and
1999, respectively. Net cash (used in) for the year ended December 31, 1999 was due primarily to the operating loss partially offset by improved working capital and non-cash items.

    Cash flow from financing activities was, $5,845,482, $147,457,346 and $33,323,983 in the years ended December 31, 1997, 1998 and 1999, respectively. Cash flow from financing activities in 1999 was generated from the restricted cash placed in escrow as described above in connection with the initial public offering of our 12 3/4% Senior Notes Due 2008. In 1998, $19,450,772 of the proceeds our public offerings in August 1998 were used to repay long-term construction loans from Central Maine Power and Peoples Heritage Bank, and $72,887,041 of the proceeds was used to establish an escrow account to secure the payment of the first seven scheduled interest and principal payments on the notes, of which the first payment was made on February 15, 1999.

    Cash used in investing activities totaled $8,798,251 and $93,772,328 and $68,323,061 in the years ended December 31, 1997, 1998 and 1999, respectively. Cash requirements consisted primarily of the cost of construction and deployment of telecommunications equipment to build our system and purchases of short term investments.

    We anticipate that we will continue to experience negative cash flow as we expand our system, construct additional networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the development of our system in the Northeast and its planned expansion to the Mid-Atlantic region. As a result, we intend to use our cash on hand, the remaining net proceeds of the 1998 public offerings and we may attempt to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing and the sale of equity and/or debt securities. Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:
(i) demand for our services or cash flow from operations is less than or more than expected, (ii) our plans or projections change or prove to be inaccurate
(iii) we make acquisitions or (iv) we accelerate deployment of our network or otherwise alter the schedule or targets of our business plan implementation. The expectations of required future capital expenditures are based on our current estimates.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The future financial and operating results of the Company remain difficult to predict and are subject to various risks and uncertainties described below as well as elsewhere in this Report.

WE HAD SIGNIFICANT NET LOSSES AND OUR OPERATING RESULTS HAVE VARIED AND WILL IN
  THE FUTURE CONTINUE TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

    Our current business has a very limited history. We have incurred net losses from our inception. Our future operating results will fluctuate annually and quarterly due to several factors, some of which are outside our control. These factors include pricing strategies for our services, changes in the regulatory environment, cost and timely availability of equipment, and changes in general and local economic conditions. In addition, the extent of the demand for our services cannot be estimated with any degree of certainty.

OUR BUSINESS STRATEGY IS DEPENDENT UPON ANTICIPATED CUSTOMER DEMAND FOR OUR
  SERVICES, AND OUR FAILURE TO OBTAIN CUSTOMERS FOR OUR FIBER OPTIC CAPACITY AT PROFITABLE RATES WOULD ADVERSELY AFFECT OUR BUSINESS RESULTS.

    Our ability to become profitable is dependent upon our ability to secure a market for our products and services and obtain service contracts. Many of our targeted customers may also be our potential competitors. If our services are not satisfactory or cost competitive, our targeted customers may construct their own systems, which would reduce their need for our services and create future sources of competition for us. We have incurred and will continue to incur significant operating expenses and have made and will continue to make significant capital investments, in each case based upon certain expectations as to the anticipated customer demand for our services in each of our markets.

INTENSE COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY FROM A BROAD RANGE OF
  COMPETITORS MAY PREVENT US FROM OBTAINING CUSTOMERS AND REQUIRE US TO CUT PRICES.

    The telecommunications industry is highly competitive. We face substantial competition from companies with greater financial and other resources, including incumbent local telephone companies, competitive local telephone companies, and major long distance companies. In addition, potential competitors capable of offering services similar to those offered by us include other facilities-based communications service providers such as Qwest Communications
International Inc., cable television companies, electric utilities, microwave carriers, satellite carriers, wireless communication system operators and end-users with private communications networks. Northeast Utilities and Central Maine Power each own or have an IRU in certain fibers in the cable that includes our system, which permit Northeast Utilities and Central Maine Power to compete directly with us in the future if they are not using these fibers for their own corporate requirements. Our rights-of-way are nonexclusive so that other service providers (including the utilities themselves) could install competing networks using the same rights-of-way.

BECAUSE WE OFFER A RELATIVELY NARROW RANGE OF SERVICES IN COMPARISON TO SOME OF
  OUR COMPETITORS, WE MAY NOT ACHIEVE REVENUES COMPARABLE TO COMPANIES OFFERING A BROADER ARRAY OF SERVICES AND MAY BE AT A COMPETITIVE DISADVANTAGE WITH RESPECT TO THE SERVICES WE OFFER.

    Unlike some more diversified telecommunications companies, we derive and expect to continue to derive substantially all of our revenues from the leasing of fiber optic capacity to our customers, many of whom transmit voice, data or video information or provide switched voice and data services. Except to the extent that we provide lit fiber or are authorized to provide common carrier service through subsidiaries in New York and Connecticut, we are not currently engaged in the transmission of voice, data or video and do not provide switched voice and data services, nor do we provide services to end-users. Except to the extent of we may provide of fiber services to internet service providers, we do not provide services to end-users. The limited nature of our current services could limit potential revenues and result in our having lower revenues than competitors which provide a wider array of services.

DUE TO RAPIDLY EVOLVING TECHNOLOGIES IN OUR INDUSTRY AND THE UNCERTAINTY OF
  FUTURE GOVERNMENT REGULATION, OUR CURRENT BUSINESS PLAN MAY BECOME OBSOLETE AND WE MAY BE UNABLE TO MAINTAIN A COMPETITIVE POSITION IF WE ARE UNABLE TO SUCCESSFULLY ADJUST OUR PRODUCTS, SERVICES AND BUSINESS STRATEGIES AS REQUIRED.

    In the future, we may become subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, the consolidation in the industry among local and long distance service providers and the effects of deregulation resulting from the Telecommunications Act of 1996. The introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which we provide. We cannot predict which of many possible future product and service offerings will be crucial to maintain our competitive position or what expenditures will be required to develop profitably and provide such products and services. We anticipate that prices for our services to carriers specifically, and interstate services in general, will continue to decline over the next several years due primarily to price competition as various network providers continue to install networks that compete with our system. We also believe that there will be technological advances that will permit substantial increases in the transmission capacity of both new and existing fiber. Furthermore, we expect that strategic alliances or similar transactions, such as long distance capacity purchasing alliances among certain incumbent local exchange carriers, that increase customer purchasing power will become increasingly more common.

OUR AGREEMENTS WITH CONSOLIDATED EDISON COMMUNICATIONS, INC. AND EXELON
  CORPORATION ARE SUBJECT TO NUMEROUS CONDITIONS OVER WHICH WE HAVE NO CONTROL, AND ONE OR BOTH OF THESE TRANSACTIONS MAY NOT BE CONSUMMATED.

    In November 1999, we entered into agreements with each of Consolidated Edison Communications, Inc. and Exelon Corporation. The Consolidated Edison Communications, Inc. agreement would expand our system in New York City. The Exelon Corporation transaction would expand our system between New York City and Philadelphia and in metropolitan Philadelphia. Our agreements with each of these third parties contain numerous conditions which must be satisfied before a closing may occur, including without limitation, the successful acquisition of certain municipal and federal regulatory approvals. We do not have any control over the satisfaction of several of these contingencies, any one of which could result in the failure of one or both of these transactions to close. In particular, Consolidated Edison Communications has encountered unanticipated delays in obtaining an approval from the New York City Franchise and Concessions Review Committee which must be obtained prior to closing our transaction with Consolidated Edison Communications. In the event that one or both of these significant transactions is not consummated, our anticipated revenues for the foreseeable future could be materially adversely affected, which we believe would harm our business reputation and adversely affect our stock price.

THE EXPENDITURES NECESSARY TO SUFFICIENTLY EXPAND OUR FIBER OPTIC SYSTEM AND
  DEVELOP OUR SERVICES IN ORDER TO SATISFY THE DEMANDS OF OUR EVOLVING CUSTOMER BASE MAY SURPASS OUR AVAILABLE CASH, AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL TO MEET THESE EXPENSES ON A TIMELY BASIS AND ON ACCEPTABLE TERMS.

    We believe that we will require significant additional cash to expand our geographic coverage and the range of services which we can offer throughout our service area in order to be competitive in our market. These expenditures for expansion and for more services, together with associated operating expenses, will reduce our cash flow and profitability. To date, we have expended substantial amounts on construction of our system from the proceeds of our financing activities and accordingly we have generated negative cash flow. We may need to obtain additional capital to expand our services and increase our service territory. We cannot assure you that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

THE SUCCESSFUL, TIMELY AND COST-EFFECTIVE EXPANSION OF OUR FIBER OPTIC SYSTEM IS
  CRUCIAL TO OUR ABILITY TO BECOME PROFITABLE, AND IS DEPENDENT UPON NUMEROUS FACTORS BEYOND OUR CONTROL.

    Our ability to achieve our strategic objectives will depend in large part upon the successful, timely and cost-effective completion of the first phase of our fiber optic system. The major factors that could affect our success include:

    - our ability to obtain adequate rights-of-way on acceptable terms in and between major cities in the Northeast not covered by utility rights-of-way currently available to us;

    - our ability to obtain required governmental permits and certifications where necessary; and

    - delays or disruptions resulting from physical damage, power loss, defective equipment or the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner.

    Any one of these factors, over which we have little control, could significantly influence our ability to complete our system and execute our business plan.

BECAUSE SIGNIFICANT PORTIONS OF OUR FIBER OPTIC SYSTEM ARE BEING CONSTRUCTED BY
  INDEPENDENT THIRD PARTY CONSTRUCTORS AND CONTRACTORS AND NOT BY OUR EMPLOYEES, PORTIONS OF OUR SYSTEM MAY NOT BE CONSTRUCTED TO A SUFFICIENT LEVEL OF QUALITY OR IN A TIMELY FASHION, EITHER OF WHICH WOULD HINDER OUR ABILITY TO SUCCESSFULLY EXECUTE OUR BUSINESS PLAN.

    We have contracted to third parties substantially all of the engineering, routine maintenance, construction, supervision activities and network surveillance associated with the construction of our fiber optic system. We have also contracted to various third party contractors the construction of some parts of our fiber optic system. As a result, we may have less control over the timeliness and quality of the work performed by such parties than if such work were to be performed by our own employees. In addition, such contractors may from time to time have access to our proprietary information.

WE OBTAIN SOME OF THE KEY COMPONENTS USED IN OUR FIBER OPTIC SYSTEM FROM A
  SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD DISRUPT OUR OPERATIONS AND RESULT IN A SUBSTANTIAL LOSS OF REVENUE.

    We are dependent upon a small group of suppliers for a number of components and parts used in our system. In particular, we purchase cable that includes fiber optic glass from Lucent Technologies, Inc., Lucent-Fitel and Corning, and we purchase fiber optic equipment from Nortel, Cerent and Sycamore Networks. Any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our system could disrupt our operations.

OUR FIBER OPTIC SYSTEM, WHICH IS OUR SOLE SOURCE OF REVENUE, IS VULNERABLE TO
  PHYSICAL DAMAGE, POWER LOSS AND OTHER DISRUPTIONS BEYOND OUR CONTROL, AND THE OCCURRENCE OF ANY OF THESE FAILURES COULD RESULT IN IMMEDIATE LOSS OF REVENUE AND, MORE IMPORTANTLY, THE LOSS OF OUR CUSTOMERS' CONFIDENCE AND OUR BUSINESS REPUTATION.

    Our success in marketing our services to our customers requires that we provide competitive reliability, capacity and security via our network. Our system and the infrastructure upon which it depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security and other disruptions beyond our control that may cause interruptions in service or reduced capacity for customers. Our agreements with our customers typically provide for the payment of outage related credits (a predetermined reduction or offset against our lease rate when a customer's leased facility is non-operational or otherwise does not meet certain operating parameters) or damages in the event of a disruption in service. These credits or damages could be substantial and could significantly decrease our net revenue. Significant or lengthy outages would also undermine our customers' confidence in our fiber optic system and injure our business reputation.

THE CONTRACT RIGHTS UPON WHICH WE RELY TO OPERATE AND MAINTAIN OUR SYSTEM COULD
  BE LOST IN THE EVENT OF BANKRUPTCY PROCEEDINGS RELATING TO ONE OR MORE OF THE THIRD PARTIES THAT HAVE GRANTED TO US THE RIGHT TO BUILD AND OPERATE OUR SYSTEM ON THEIR RIGHTS-OF-WAY.

    The construction and operation of significant portions our fiber optic system is dependent upon contract rights known as "indefeasible rights-of-use" or "IRUs." IRUs have been used extensively in the telecommunications industry, but they remain a relatively new concept in property law. Although IRUs confer upon the holder certain indicia of ownership, legal title and the right to control the relevant rights-of-way or fiber optic filaments, as the case may be, legal title remains in the hands of the landowner. Therefore, while IRUs might be construed as conferring a significant equitable right in the right-of-way or the fiber optic filaments, as the case may be, the legal status of IRUs remains uncertain, and there can be no assurance that a trustee in bankruptcy would not void an IRU in the event of the bankruptcy of the grantor of such IRU. If we were to lose an IRU in a key portion of our system, our ability to service our customers could become seriously impaired and we could be required to incur significant expense to resume the operation of our fiber optic system in the affected areas.

DESPITE OUR EXISTING RIGHTS OF WAY, WE MAY BE FORCED TO MAKE SUBSTANTIAL
  ADDITIONAL PAYMENTS TO THE AFFECTED LANDOWNERS OR REMOVE OUR SYSTEM FROM SUCH PROPERTY, EITHER OF WHICH OUTCOME WOULD SIGNIFICANTLY HARM OUR BUSINESS AND OUR RESULTS OF OPERATIONS.

    Our indefeasible rights-of-use are derived from the grantor's interest in the property on which our system is located. A substantial portion of our indefeasible rights-of-use have been granted to us by Central Maine Power, Northeast Utilities and other utility companies. To the extent that a grantor of an indefeasible right-of-use has a limited easement in such property and does not hold full legal title, the indefeasible rights-of-use granted to us may be alleged to be insufficient for our uses. For example, in May 1999, AT&T entered into a costly settlement of a class action suit brought by landowners who asserted that the railroad-based rights-of-way upon which AT&T had relied to build portions of its fiber optic network were insufficient to permit AT&T to use these rights-of-way for telecommunications purposes.

    We believe that it is likely that many landowners may make similar claims against us based on our use of utility rights-of-way for our telecommunications purposes. In fact, some landowners have already asserted claims against us on this basis, and, to date, in two cases, rather than electing to contest the landowner's interpretation of the scope of the easement, we have made a payment to such landowners to acquire rights-of-way meeting our requirements. We believe that the easements granted by a substantial number of landowners to grantors of our indefeasible rights-of-use are similar in scope to those with respect to which claims have been asserted, and there can be no assurance that additional claims will not be made in the future. If our use of the indefeasible rights-of-use granted to us in connection with our recent transactions with Consolidated Edison Communications, Inc. and Exelon Corporation are successfully challenged, then we will lose our ability to build and operate our system on those rights-of-way and the value to us of those transactions will be significantly reduced.

BECAUSE SIGNIFICANT PORTIONS OF OUR FIBER OPTIC NETWORK ARE CONSTRUCTED UPON
  RIGHTS-OF-WAY CONTROLLED BY ELECTRIC UTILITY COMPANIES WHICH PLACE THE OPERATION OF THEIR ELECTRICAL FACILITIES AHEAD OF OUR OPERATION OF OUR FIBER OPTIC SYSTEM, WE MAY BE UNABLE TO CONSTRUCT AND OPERATE OUR FIBER OPTIC SYSTEM IN THE AFFECTED AREAS WITHOUT PERIODIC INTERRUPTIONS AND DELAYS CAUSED BY THE DAY-TO-DAY OPERATIONS OF THESE UTILITY COMPANIES.

    Our right-of-way agreements with Northeast Utilities and Central Maine Power contain provisions which acknowledge the right of Northeast Utilities and Central Maine Power, respectively, to make the provision of electrical services to their own customers their top priority. Northeast Utilities and Central Maine Power are required only to exercise "reasonable care" with respect to our facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair our operation of our system. In addition, certain of our ongoing operational efforts are constrained by the limited ability of Northeast Utilities and Central Maine Power to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. We have experienced construction delays in the past as a result of such inability to timely de-energize certain segments and we may experience such delays in the future.

FEDERAL REGULATION OF THE TELECOMMUNICATIONS INDUSTRY IS CHANGING RAPIDLY AND WE
  COULD BECOME SUBJECT TO UNFAVORABLE NEW RULES AND REQUIREMENTS WHICH COULD IMPOSE SUBSTANTIAL FINANCIAL AND ADMINISTRATIVE BURDENS ON US AND INTERFERE WITH OUR ABILITY TO SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGIES.

    Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence our viability. Consequently, undesirable regulatory changes could adversely affect our business, financial conditions and results of operations.

    REGULATORY STATUS. Federal law imposes certain legal requirements on "Common Carriers" who engage in "interstate or foreign communication by wire or radio." These legal requirements apply to "Telecommunications Carriers" to the extent they engage in the provision of "telecommunications services." Telecommunications carriers that provide telecommunications services and common carriers are essentially the same. Each provides communications services "directly to the public" or to "all potential users" on a nondiscriminatory basis subject to standardized rates, terms and conditions. Although our subsidiaries in New York and Connecticut are authorized to offer telecommunications services on a common carrier basis, we do not believe that our provision of dark or lit fiber capacity in fact constitutes telecommunications service or common carriage as defined by the Federal Communications Commission or the provisions of the Communications Act of 1934, as amended. We believe that our provision of lit fiber capacity constitutes a private carriage. However, we cannot predict the future regulatory status of our business.

    It is conceivable, for instance, that the FCC would subject both our sale of lit and dark fiber capacity to common carrier regulation. In 1994, the U.S. Court of Appeals for the District of Columbia Circuit remanded to the FCC the question of what basis the FCC has for its authority to regulate dark fiber service. To date, the FCC has not indicated an intention to rule on this remand.

    If we were to be deemed a common carrier or provider of telecommunications services in our provision of leased dark fiber capacity, then our revenues from such leases to end-users would become subject to contributions to the FCC's Universal Service Fund, a fund that was established to ensure the availability of affordable basic telecommunications services. As a general matter, revenues received from other telecommunications carriers are not subject to contribution to the Universal Service Fund. However, our revenues from telecommunications carriers who themselves are exempt from contributing to the Fund because their contribution would be less than $10,000 would be subject to such contribution if the carrier notifies us that it is not contributing directly, in which case the carrier is considered to be an end user. In addition, if a carrier purchasing our capacity uses it for its own purposes, then we would be subject to such contribution for the revenue generated from that carrier because it too would be considered an end user. Because internet service providers are deemed end users for Universal Service purposes, any revenues received pursuant to lit fiber leases to these entities would be subject to contributions to the FCC's Universal Service Fund. The assessment rate is calculated quarterly and was set at 5.8% of gross interstate end-user revenues for the fourth quarter of 1999. The assessment rate may be higher in subsequent years. However, the majority of our current revenue does not qualify as "end-user" revenue. If deemed a common carrier or provider of telecommunications services, we would also be required to comply with a number of regulatory requirements, including, but not limited to tariff filing requirements, reporting requirements, special assessments, and access charges. Compliance with these regulatory requirements may impose substantial administrative burdens. Notably, however, similarly situated competitors would be subject to comparable regulatory obligations.

    In addition, the FCC has recognized a class of private, non-common carriers whose practice it is to make individualized decisions on the terms upon which to provide communications services and with whom to deal. These "private" carriers are subject to FCC jurisdiction, but are not extensively regulated. We believe that our lit fiber is provided on this basis, thereby exposing us to certain regulatory requirements, including universal service contributions.

    LOCAL COMPETITION. The FCC has responsibility under the local competition provisions of the Communications Act of 1934, as amended, to determine what elements of an incumbent local exchange carrier's network must be provided to competitors on an unbundled basis. In a recent decision, the FCC determined that dark fiber is a network element that must be provided to competitors. This could decrease the demand for our fiber.

    INDUSTRY RELATIONSHIPS. We have dealings with incumbent local exchange carriers, competitive local exchange carriers and interexchange carriers, all of which are subject to varying degrees of regulation. Accordingly, changes in federal telecommunications law may affect our business by virtue of the interrelationships that exist among us and many of these regulated telecommunications entities. It is difficult for us to forecast at this time how these changes will affect us in light of the complex interrelationships that exist in the industry and the different levels of regulation.

STATE REGULATION OF COMPANIES PROVIDING TELECOMMUNICATIONS SERVICES VARIES
  SUBSTANTIALLY FROM STATE TO STATE AND WE MAY BECOME SUBJECT TO BURDENSOME AND RESTRICTIVE STATE REGULATIONS AS WE EXPAND OUR FIBER OPTIC NETWORK INTO A BROADER GEOGRAPHIC AREA, WHICH COULD INTERFERE WITH OUR OPERATIONS AND OUR ABILITY TO MEET OUR STRATEGIC OBJECTIVES.

    We may be subject to state regulation, which can vary substantially from state to state. Our subsidiaries in New York and Connecticut have obtained authority to provide intrastate telecommunications services on a competitive common carrier basis, although to date they have not provided such service. Therefore, these subsidiaries are subject to the obligations that applicable law places on all similarly certificated common carriers including the filing of tariffs, state regulation of certain service offerings, pricing, payment of regulatory fees and reporting requirements. The costs of compliance with these regulatory obligations, or any of the regulatory requirements of other states to which we might become subject, could have a material adverse effect on our operations.

MUNICIPAL REGULATION OF OUR ACCESS TO PUBLIC RIGHTS-OF-WAY IS SUBJECT TO CHANGE
  AND COULD IMPOSE ADMINISTRATIVE BURDENS THAT IMPACT OUR BUSINESS.

    In addition to federal and state laws, local governments exercise legal authority that may impact our business. For example, local governments such as the City of Boston and the City of New York, typically retain the ability to license public rights-of-way, subject to the limitation that local governments may not prohibit the provision of telecommunications services. Local authorities affect the timing and costs associated with our use of public rights-of-way. For example, the closing of our November 1999 agreement with Consolidated Edison Communications, Inc. is contingent upon the approval of the City of New York with respect to a city franchise. Consolidated Edison Communications has encountered unanticipated delays in obtaining this approval from the New York City Franchise and Concessions Review Committee which must be obtained prior to closing our agreement with Consolidated Edison Communications. In the event that this transaction or our contemplated transaction with Exelon is not consummated, our anticipated revenues for the foreseeable future would be significantly reduced, which we believe would harm our business reputation and adversely affect our stock price.

BECAUSE WE HAVE A LARGE AMOUNT OF DEBT, WE WILL BE REQUIRED TO DEVOTE A
  SIGNIFICANT PORTION OF OUR CASH FLOW TO PAY INTEREST AND WE MAY NOT HAVE SUFFICIENT REMAINING CASH FLOW TO MEET OUR OTHER OBLIGATIONS AND EXECUTE OUR BUSINESS STRATEGIES.

    We are highly leveraged. Our high degree of debt, including our $180 million 12 3/4% Senior Notes Due 2008, could have adverse consequences to the holders of our equity securities. Commencing on August 15, 2002, a substantial portion of our cash flow will be dedicated to the payment of the interest expense associated with our debt and such cash flow may be insufficient to meet our payment obligations on our debt in addition to paying our other obligations as they become due. In addition, due to our leverage ratio, our ability to obtain any necessary financing in the future for completion of our system or other purposes may be impaired. Also, certain of our future borrowings may be at variable rates of interest that could cause us to be vulnerable to increases in interest rates. Because we are highly leveraged, we may be at a competitive disadvantage to our competitors and may be especially vulnerable to a downturn in our business or the economy generally, or to delays in or increases in the cost of constructing our system.

IN CONNECTION WITH OUR SUBSTANTIAL PUBLIC DEBT, WE HAVE AGREED TO SIGNIFICANT
  RESTRICTIONS ON OUR OPERATIONS THAT LIMIT OUR ABILITY TO ENTER INTO MAJOR CORPORATE TRANSACTIONS, AND AS A RESULT WE MAY BE UNABLE TO PURSUE POTENTIAL CORPORATE OPPORTUNITIES WHICH WOULD BENEFIT OUR COMPANY AND OUR STOCKHOLDERS.

    The indenture under which our debt was issued imposes significant operating and financing restrictions on us and our present and future subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur certain indebtedness, pay dividends and make certain other restricted payments, create liens, issue and sell capital stock or subsidiaries, guarantee certain indebtedness, sell assets or consolidate, merge or transfer all or substantially all of our assets. These limitations could prevent us from exploiting corporate opportunities as they arise, which could be detrimental to the interests of our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company is exposed to market risk related to changes in interest rates, but does not believe that this exposure is material. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY

    The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially effected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................    F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND
  1999......................................................    F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  DECEMBER 31, 1997, 1998 AND 1999..........................    F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
  YEARS ENDED
  DECEMBER 31, 1997, 1998 AND 1999..........................    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1997, 1998 AND 1999..........................    F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................    F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NorthEast Optic Network, Inc.:

    We have audited the accompanying consolidated balance sheets of NorthEast Optic Network, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthEast Optic Network, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts
January 18, 2000

                         NORTHEAST OPTIC NETWORK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 57,737,792   $  4,768,389
  Short-term restricted investments (Note 7(a)).............    23,149,975     22,518,611
  Short-term investments....................................    48,581,949     66,803,311
  Accounts receivable, net of allowance of approximately
    $224,000 and $117,000 in 1998 and 1999, respectively....       111,915      1,858,201
  Refundable taxes from related party.......................       755,838             --
  Prepaid expenses and other current assets.................       506,947        494,323
                                                              ------------   ------------
      Total current assets..................................   130,844,416     96,442,835
                                                              ------------   ------------
Property and Equipment, net.................................    52,922,677     94,924,843
                                                              ------------   ------------
Restricted Investments (Note 7(a))..........................    51,371,859     31,693,543
Intangible Assets, net (Note 6).............................    56,773,282     57,572,155
                                                              ------------   ------------
                                                              $291,912,234   $280,633,376
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations...............  $    127,619   $         --
  Accounts payable..........................................       322,285      3,783,354
  Accounts payable--Communications network..................     2,647,719      9,438,350
  Accrued expenses..........................................    13,526,702     13,348,296
  Accrued right-of-way fees, related party..................     1,084,325        886,322
  Current portion of deferred revenue.......................       140,232         58,380
                                                              ------------   ------------
      Total current liabilities.............................    17,848,882     27,514,702
                                                              ------------   ------------
Deferred Revenue, net of Current Portion....................     1,028,668        969,026
                                                              ------------   ------------
Long-term Accounts Payable--Communications Network..........            --      4,682,858
                                                              ------------   ------------
Long-term Obligations, less current maturities..............   180,000,000    180,000,000
                                                              ------------   ------------
Commitments and Contingencies (Note 13)
Stockholders' Equity:
  Common stock, $0.01 par value--
    Authorized--30,000,000 shares
    Issued and outstanding--16,066,333 and 16,393,534 shares
      at December 31, 1998 and 1999, respectively...........       160,663        163,935
Warrants....................................................         8,595             --
Additional paid-in capital..................................   108,105,684    110,072,881
Accumulated deficit.........................................   (15,240,258)   (42,770,026)
                                                              ------------   ------------
Total stockholders' equity..................................    93,034,684     67,466,790
                                                              ------------   ------------
                                                              $291,912,234   $280,633,376
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         NORTHEAST OPTIC NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        1997              1998              1999
                                                     -----------      ------------      ------------
Revenues:
  Network Service..................................  $   347,718      $    820,059      $  3,152,348
  Other service....................................       46,986            43,613         2,512,928
                                                     -----------      ------------      ------------
    Total revenues.................................      394,704           863,672         5,665,276
                                                     -----------      ------------      ------------

Expenses:
  Cost of revenues (includes right-of-way fees of
    approximately $108,000, $591,000 and $589,000
    in 1997, 1998 and 1999, respectively, paid to
    related parties)...............................    1,137,943         2,176,266         6,365,758
  Selling, general and administrative..............    1,002,232         5,200,720         7,380,351
  Depreciation and amortization....................      552,862         1,798,294         6,149,720
                                                     -----------      ------------      ------------
    Total expenses.................................    2,693,037         9,175,280        19,895,829
                                                     -----------      ------------      ------------

    Loss from operations...........................   (2,298,333)       (8,311,608)      (14,230,553)
                                                     -----------      ------------      ------------

Other Income (Expense):
  Interest income and other, net...................      138,918         4,179,880         7,712,259
  Interest expense.................................     (141,811)       (8,644,463)      (21,011,474)
                                                     -----------      ------------      ------------
    Total other expense............................       (2,893)       (4,464,583)      (13,299,215)
                                                     -----------      ------------      ------------

    Loss before minority interest in subsidiaries'
      earnings and benefit from income taxes.......   (2,301,226)      (12,776,191)      (27,529,768)

Minority Interest..................................    1,080,200         1,108,933                --

Benefit From Income Taxes..........................     (261,000)         (315,000)               --
                                                     -----------      ------------      ------------

Loss Before Extraordinary Item.....................     (960,026)      (11,352,258)      (27,529,768)
                                                     -----------      ------------      ------------

Extraordinary Item (Note 1)........................           --        (1,363,155)               --
                                                     -----------      ------------      ------------

Net Loss...........................................  $  (960,026)     $(12,715,413)     $(27,529,768)
                                                     ===========      ============      ============

Basic and Diluted Loss per Share Before
  Extraordinary Item...............................  $     (3.37)     $      (1.70)     $      (1.70)
                                                     ===========      ============      ============

Basic and Diluted Loss per Share...................  $     (3.37)     $      (1.90)     $      (1.70)
                                                     ===========      ============      ============

Basic and Diluted Weighted Average Shares
  Outstanding......................................      284,828         6,675,717        16,172,026
                                                     ===========      ============      ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         NORTHEAST OPTIC NETWORK, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     SERIES A CONVERTIBLE     SERIES B CONVERTIBLE
                                        PREFERRED STOCK         PREFERRED STOCK            COMMON STOCK
                                     ---------------------   ----------------------   ----------------------
                                     NUMBER OF   $0.01 PAR   NUMBER OF    $0.01 PAR   NUMBER OF    $0.01 PAR
                                      SHARES       VALUE       SHARES       VALUE       SHARES       VALUE     WARRANTS
                                     ---------   ---------   ----------   ---------   ----------   ---------   --------
Balance, December 31, 1996.........    21,180     $   212       962,734   $  9,627       284,828   $  2,848    $ 8,595

  Issuance of ownership interest...        --          --            --         --            --         --         --

  Issuance of Series A convertible
    preferred stock................    57,144         571            --         --            --         --         --

    Net loss.......................        --          --            --         --            --         --         --
                                     --------     -------    ----------   --------    ----------   --------    -------
Balance, December 31, 1997.........    78,324         783       962,734      9,627       284,828      2,848      8,595

  Exercise of common stock
    options........................        --          --            --         --         3,600         36         --

  Reorganization (Note 1)..........   199,636       1,996     3,470,470     34,705            --         --         --

  Conversion of Series A and B
    convertible preferred stock....  (277,960)     (2,779)   (4,433,204)   (44,332)   11,777,905    117,779         --

  Proceeds from initial public
    offering, net of issuance costs
    of $4,230,011..................        --          --            --         --     4,000,000     40,000         --

    Net loss.......................        --          --            --         --            --         --         --
                                     --------     -------    ----------   --------    ----------   --------    -------
Balance, December 31, 1998.........        --          --            --         --    16,066,333    160,663      8,595

  Exercise of common stock
    options........................        --          --            --         --       163,002      1,630         --

  Exercise of warrants.............        --          --            --         --       164,199      1,642     (8,595)

  Compensation expense related to
    the issuance of stock options
    to nonemployees................        --          --            --         --            --         --         --

    Net loss.......................        --          --            --         --            --         --         --
                                     --------     -------    ----------   --------    ----------   --------    -------
Balance, December 31, 1999.........        --     $    --            --   $     --    16,393,534   $163,935    $    --
                                     ========     =======    ==========   ========    ==========   ========    =======


                                      ADDITIONAL                       TOTAL
                                       PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                       CAPITAL        DEFICIT         EQUITY
                                     ------------   ------------   -------------
Balance, December 31, 1996.........  $  9,267,683   $ (1,564,819)  $  7,724,146
  Issuance of ownership interest...     1,750,088             --      1,750,088
  Issuance of Series A convertible
    preferred stock................       799,445             --        800,016
    Net loss.......................            --       (960,026)      (960,026)
                                     ------------   ------------   ------------
Balance, December 31, 1997.........    11,817,216     (2,524,845)     9,314,224
  Exercise of common stock
    options........................        32,040             --         32,076
  Reorganization (Note 1)..........    52,597,107             --     52,633,808
  Conversion of Series A and B
    convertible preferred stock....       (70,668)            --             --
  Proceeds from initial public
    offering, net of issuance costs
    of $4,230,011..................    43,729,989             --     43,769,989
    Net loss.......................            --    (12,715,413)   (12,715,413)
                                     ------------   ------------   ------------
Balance, December 31, 1998.........   108,105,684    (15,240,258)    93,034,684
  Exercise of common stock
    options........................     1,666,116             --      1,667,746
  Exercise of warrants.............         7,640             --            687
  Compensation expense related to
    the issuance of stock options
    to nonemployees................       293,441             --        293,441
    Net loss.......................            --    (27,529,768)   (27,529,768)
                                     ------------   ------------   ------------
Balance, December 31, 1999.........  $110,072,881   $(42,770,026)  $ 67,466,790
                                     ============   ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         NORTHEAST OPTIC NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   -------------
Cash Flows from Operating Activities:
  Net loss..................................................  $  (960,026)  $(12,715,413)  $ (27,529,768)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities--
    Extraordinary item-write-off of deferred financing
      costs.................................................           --      1,363,155              --
    Minority interest in subsidiaries' earnings.............   (1,080,200)    (1,108,933)             --
    Loss on disposal of property and equipment..............           --          6,699              --
    Accretion of long-term obligations......................       26,642         62,165              --
    Compensation expense related to the issuance of common
      stock options to nonemployees.........................           --             --         293,441
    Amortization of deferred financing and interest costs...           --        261,102       1,150,940
    Depreciation and amortization...........................      552,862      1,798,294       6,149,720
    Changes in assets and liabilities--
      Accounts receivable...................................     (908,851)       922,476      (1,746,286)
      Refundable taxes from related party...................     (368,734)      (387,104)        755,838
      Prepaid expenses and other current assets.............       (8,719)      (493,375)         12,624
      Accounts payable......................................      (21,219)        27,527       3,461,069
      Accrued expenses......................................      974,371     13,253,999        (376,409)
      Deferred revenue......................................      919,170         24,730        (141,494)
      Deferred tax liability................................       61,000        (61,000)             --
                                                              -----------   ------------   -------------
        Net cash (used in) provided by operating
          activities........................................     (813,704)     2,954,322     (17,970,325)
                                                              -----------   ------------   -------------
Cash Flows from Investing Activities:
  Purchases of short-term investments.......................           --    (48,581,949)   (140,221,362)
  Sales of short-term investments...........................           --             --     122,000,000
  Proceeds from sale of property and equipment..............           --          9,500              --
  Purchases of property and equipment.......................   (5,609,459)   (38,947,267)    (48,583,642)
  Increase in intangible assets.............................   (3,188,792)    (6,252,612)     (1,518,057)
                                                              -----------   ------------   -------------
        Net cash used in investing activities...............   (8,798,251)   (93,772,328)    (68,323,061)
                                                              -----------   ------------   -------------
Cash Flows from Financing Activities:
  Increase in accounts payable--Network.....................      716,985      1,448,426      11,473,489
  Proceeds from issuance of long-term obligations...........    1,600,000    180,000,000              --
  Proceeds from note payable to related party...............    2,100,000     15,775,000              --
  Payments on long-term obligations.........................     (408,116)    (1,991,286)       (127,619)
  Payments on note payable to related party.................           --    (17,875,000)             --
  (Increase) decrease in restricted cash and investments....     (819,923)   (73,701,911)     20,309,680
  Proceeds from issuance of ownership interest..............    1,750,088             --              --
  Proceeds from exercise of common stock options and
    warrants................................................           --         32,128       1,668,433
  Increase in minority interest in subsidiary...............      106,432             --              --
  Proceeds from initial public offering, net................           --     43,769,989              --
  Proceeds from sale of preferred stock, net................      800,016             --              --
                                                              -----------   ------------   -------------
        Net cash provided by financing activities...........    5,845,482    147,457,346      33,323,983
                                                              -----------   ------------   -------------
Net (Decrease) Increase in Cash and Cash Equivalents........   (3,766,473)    56,639,340     (52,969,403)
Cash and Cash Equivalents, beginning of year................    4,864,925      1,098,452      57,737,792
                                                              -----------   ------------   -------------
Cash and Cash Equivalents, end of year......................  $ 1,098,452   $ 57,737,792   $   4,768,389
                                                              ===========   ============   =============
Supplemental Disclosure of Cash Flow information:
  Cash paid during the year for--
    Interest................................................  $   165,446   $    660,300   $  23,594,000
                                                              ===========   ============   =============
    Taxes...................................................  $    45,261   $     16,875   $     189,250
                                                              ===========   ============   =============
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
  Goodwill recorded in connection with the Reorganization...  $        --   $ 47,871,068   $          --
                                                              ===========   ============   =============
  Issuance of warrants in connection with sale of preferred
    stock and note payable to related party.................  $   532,836   $         --   $          --
                                                              ===========   ============   =============
  Conversion of minority interest into Series A convertible
    preferred stock in connection with the Reorganization...  $        --   $  4,229,853   $          --
                                                              ===========   ============   =============
  Exercise of CMP warrant...................................  $        --   $    532,836   $          --
                                                              ===========   ============   =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         NORTHEAST OPTIC NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

(1) OPERATIONS AND REORGANIZATION

    NorthEast Optic Network, Inc. (the Company, or NEON) (formerly
FiveCom, Inc.) and its subsidiaries are engaged in the ownership, management, operation and construction of fiber optic telecommunication networks in the Northeast, consisting of New England and New York.

    The Company was incorporated in Massachusetts in July 1989. In May 1996, FiveCom LLC, an operating subsidiary majority-owned by the Company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. (Mode 1), an affiliate of Northeast Utilities Services Company (NU), organized NECOM LLC in Massachusetts, with FiveCom LLC owning 60%, and Mode 1 owning 40% of the membership interest in NECOM LLC. In
December 1996, FiveCom LLC and Central Maine Power Company (CMP) organized FiveCom of Maine LLC in Massachusetts, with CMP owning 66.7% and FiveCom LLC owning 33.3% of the membership interests in FiveCom of Maine LLC. In addition, CMP purchased a 90.9% interest in the Company, giving it a controlling interest. FiveCom LLC, NECOM LLC and FiveCom of Maine LLC commenced operations upon their respective dates of organization. Prior to the Reorganization, completed on July 8, 1998, the Company had a controlling interest in all entities except FiveCom of Maine LLC (FiveCom of Maine LLC and the Company were commonly controlled by CMP). After the Reorganization, FiveCom of Maine LLC became a wholly owned subsidiary of the Company. As a result, the accompanying consolidated financial statements have been restated to give retroactive effect to the merger of FiveCom of Maine LLC with and into a subsidiary of the Company as a reorganization of entities under common control in a manner similar to a pooling of interests.

    In order to simplify the corporate structure and in contemplation of the initial public offering, the Company's major stockholders decided to reorganize the Company (the Reorganization). In April 1998, prior to the Reorganization, CMP exercised its warrants to purchase 5,876 membership interests in FiveCom LLC for an aggregate exercise price of $58.76 and on July 8, 1998, (i) each of the minority members in FiveCom LLC (and each of Mode 1 and MaineCom Services, a wholly owned subsidiary of CMP) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for 3,470,470 shares of the Series B Convertible Preferred Stock of the Company; (ii) FiveCom LLC and NECOM LLC were each merged with and into the Company; (iii) FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., a wholly owned subsidiary of the Company and (iv) the Company was reincorporated in Delaware as NorthEast Optic
Network, Inc. and the Company's Certificate of Incorporation was amended and restated. In December 1998, FiveCom of Maine, Inc. was merged with and into NorthEast Optic Network, Inc.

    As a result of the Reorganization, (i) MaineCom Services' ownership of the Company was reduced to 52.82%, with Mode 1 gaining an ownership interest of 40.84% in the Company, (ii) FiveCom LLC and NECOM LLC were merged with and into the Company and (iii) FiveCom of Maine LLC became a wholly owned subsidiary of the Company, which was converted from a Massachusetts limited liability company into a Delaware corporation.

    On July 8, 1998, the Company entered into a Restructuring and Contribution Agreement with CMP, MaineCom Services and Mode 1 relating to the restructuring of the Company. Pursuant to this Agreement, each of MaineCom Services and Mode 1 exchanged membership interests in subsidiaries of the Company for shares of the Series B Convertible Preferred Stock of the Company. In addition, pursuant to the Restructuring and Contribution Agreement, the Company's president and the Company's vice president of operating vice president of Operations, exchanged their membership

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(1) OPERATIONS AND REORGANIZATION (CONTINUED) interests in FiveCom LLC, a subsidiary of the Company, for shares of the Series B Convertible Preferred Stock of the Company.

    Prior to the reorganization, FiveCom, Inc., NU of and other minority interests owned 82.7%, 9.9% and 7.4%, respectively, of FiveCom LLC membership interests. CMP, through its ownership in FiveCom, Inc. owned a 75.1% interest in FiveCom LLC. In connection with the Reorganization, the Company recorded an intangible asset of $47,871,068 to reflect the Company's exchange of membership interest (acquisition) related to NU's minority interest in NECOM LLC in accordance with AICPA Accounting Interpretation 39 to APB Opinion No. 16, Business Combinations (AIN-39). The intangible asset will be amortized over 30 years, reflecting assignment of value to goodwill and to the rights-of-ways, which have 30-year terms.

    On August 5, 1998, the Company completed an initial public offering (IPO) of 4,500,000 shares of its common stock at $12.00 per share (see Note 9(b)) and sold $180 million of 12 3/4% Senior Notes due in 2008 (the Senior Notes) to the public in a debt offering (see Note 7(a)). Upon successful completion of the offerings, the Company retired substantially all of its outstanding notes payable and recorded an extraordinary charge of $1,363,155 in the consolidated statement of operations for the year ended December 31, 1998 to write off the remaining balance of the deferred financing costs related to the notes.

    On November 24, 1999, the Company entered into preliminary agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon. The Company will provide network transport and carrier services in the service areas of the Company, CEC and Exelon. At the same time, each of the parties will provide connectivity from the Company's backbone system to their respective local loops and each will manage their local distributions into New York, Philadelphia, Baltimore and Washington, DC. The communications network will operate under the NEON brand. The term of the CEC agreement is for no less than 25 years and the term of the Exelon agreement is for 20 years with five-year extension periods. As the agreements are implemented, CEC and Exelon will obtain 10.75% and 9.25%, respectively of the fully diluted common stock of the Company at the closing and each will nominate one member to the Company's Board of Directors. The Company expects that these agreements, which are subject to customary closing conditions, will become effective in the second quarter of fiscal 2000. CEC and Exelon have also agreed to contribute to the Company $3,500,000 and $1,950,000, respectively, for the build-out of local points of presence (POP) and the related optronics. Also, CEC and Exelon have agreed to pay the Company $7,900,000 and $6,000,000, respectively, over four years for the cost of POP rental, POP operating expenses, optronics maintenance and sales and marketing expenses.

    To date, the Company has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $43,000,000. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on the Company.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(2) SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

(A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the results of operations of NorthEast Optic Network, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(B) MINORITY INTEREST

    Minority interest in consolidated subsidiaries of the Company at December 31, 1997 and 1998 consists of other members' interests in the LLCs identified in Note 1. Changes in minority interest reflect other members' capital adjusted by their portion of the net loss.

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

(D) REVENUE RECOGNITION

    The services the Company provides include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and shorter-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable lease agreements with customers, which range from 1 to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue (see Note 2(g)). The Company also leases space at its facilities (collocation services). Other service revenues includes these collocation service revenues as well as revenues from nonrecurring design, engineering and construction services. Revenues for these nonrecurring services are generally recognized as services are performed.

    The Company has contracts with customers that provide service level commitments, which may obligate the Company to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date; credits issued under these arrangements have not been material.

(E) INCOME TAXES

    Through July 8, 1998, the Company was majority-owned by CMP and under a tax-sharing agreement was included in the consolidated federal tax return of CMP (see Notes 3 and 11). Tax provisions through that date were calculated on a separate return basis. The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

(F) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company accounts for investments under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. Cash equivalents are highly liquid investments with original maturities of three months or less. As of December 31, 1999, all of the Company's short-term investments are classified as held-to-maturity and reported at amortized cost, which approximates fair market value. Cash and cash equivalents and short-term investments consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Cash and cash equivalents--
  Cash.............................................  $     3,238   $   169,167
  Money markets....................................    2,981,789     4,599,222
  Commercial paper.................................   54,752,765            --
                                                     -----------   -----------
    Total cash and cash equivalents................  $57,737,792   $ 4,768,389
                                                     ===========   ===========
Short-term investments--
  U.S. treasury notes..............................  $48,581,949   $43,230,651
  Commercial paper.................................           --    23,572,660
                                                     -----------   -----------
    Total short-term investments...................  $48,581,949   $66,803,311
                                                     ===========   ===========

(G) DEFERRED REVENUE

    Deferred revenue represents prepayments on dark fiber optic cable leases. Lease payments are structured as either prepayments or monthly recurring charges. Prepayments are accounted for as deferred revenue and recognized over the term of the respective customer fiber optic lease agreement. At
December 31, 1998 and 1999, the Company has prepaid lease payments totaling approximately, $1,169,000 and $1,027,000, respectively.

(H) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation using the straight-line method to allocate the cost of property and equipment over their estimated useful lives, as follows:

Communications network......................................  20 years
Machinery and equipment.....................................  5-7 years
Leasehold improvements......................................  Life of lease
Network buildings...........................................  15 years
Furniture and fixtures......................................  7 years

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(I) LONG-LIVED ASSETS

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

(J) CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company's cash equivalents and investments are invested in financial instruments with high credit ratings. To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales.

    Significant accounts receivable balances as a percentage of the Company's total accounts receivable are as follows:

                                                  PERCENTAGE OF TOTAL ACCOUNTS RECEIVABLE
                         SIGNIFICANT       -----------------------------------------------------
YEAR ENDED DECEMBER 31,   CUSTOMERS           A              B              C              D
-----------------------  -----------       --------       --------       --------       --------
1998..................        3               --%            64%             *%            10%
1999..................        3               --              *             --              *

                                PERCENTAGE OF TOTAL ACCOUNTS RECEIVABLE
                         -----------------------------------------------------
YEAR ENDED DECEMBER 31,     E              F              G              H
-----------------------  --------       --------       --------       --------
1998..................      16%            --%            --%            --%
1999..................      --             13             32             11

    The Company recorded revenues greater than 10% of total revenues from the following customers:

                                                               PERCENTAGE OF TOTAL REVENUES
                         SIGNIFICANT       --------------------------------------------------------------------
YEAR ENDED DECEMBER 31,   CUSTOMERS           A              B              C              D              E
-----------------------  -----------       --------       --------       --------       --------       --------
1997..................        2               10%            69%            --%            --%            --%
1998..................        3                *             50             19             12              *
1999..................        3                *              *             18              *              *

                              PERCENTAGE OF TOTAL REVENUES
                         --------------------------------------
YEAR ENDED DECEMBER 31,     F              G              H
-----------------------  --------       --------       --------
1997..................      --%            --%            --%
1998..................      --             --             --
1999..................      16             13              *

------------------------

*   represents less than 10%

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. The estimated fair value of these financial instruments approximates their carrying value.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(L) COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

(M) LOSS PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's planned initial public offering. Basic and diluted loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Common equivalent shares include convertible preferred stock and common stock options and warrants to the extent their effect is dilutive, based on the as-converted and Treasury stock method, respectively. The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding as their effect would be antidilutive:

YEARS ENDED DECEMBER 31,                        1997        1998        1999
------------------------                      ---------   ---------   ---------
Convertible preferred stock.................  1,041,058          --          --
Common stock options and warrants...........     11,450   1,712,118   1,896,580
                                              ---------   ---------   ---------
    Total...................................  1,052,508   1,712,118   1,896,580
                                              =========   =========   =========

(N) RECLASSIFICATIONS

    Certain prior-period amounts have been reclassified to conform with current period presentation.

(O) NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS
No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact on the Company's consolidated financial statements based on the current structure and operations.

    The SEC issued SAB No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES, no later than the first quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB
No. 101 will not have a material impact on future operating results.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(3) RELATED PARTY TRANSACTIONS

    Applied Telecommunication Technologies, Inc. (ATTI), a stockholder of the Company had provided the Company with $1,594,433 of lease financing to date. As of December 31, 1999, all obligations have been paid in full.

    During the years ended December 31, 1997, 1998 and 1999, the Company reimbursed CMP and/or its subsidiary, MaineCom Services, for costs related to the activities of the Company. The amount paid to CMP totaled approximately $725,000, $1,200,000 and $241,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company believes that these costs approximated the actual costs incurred by CMP and/or MaineCom Services related to such personnel and does not believe that such costs would have been materially different had CMP and/or MaineCom Services not been affiliates of the Company.

    The Company paid approximately $163,000 and $132,000 in right-of-way fees to CMP for the years ended December 31, 1998 and 1999, respectively.

    In addition, CMP included the Company in its consolidated federal income tax return through July 8, 1998. At December 31, 1998, the amounts due under the tax-sharing agreement to the Company from CMP are included in refundable taxes from related party and amounted to approximately $755,800 for current and deferred income tax benefits related to CMP's utilization of the Company's loss carryforwards (see Note 11).

    The Company paid NU approximately $1,907,000 in 1998 and $1,159,000 in 1999 for materials, labor and other contractor charges. Approximately $359,000 and $486,000 was included in accounts payable communications network at December 31, 1998 and 1999, respectively.

    In 1994, the Company entered into an agreement with NU whereby NU waived right-of-way fees for 10 years in return for the Company's guarantee to build the fiber optic network to certain NU facilities and allow NU the use of 12 fibers on designated route segments in the NU service territory.

    The Company's agreement with NU provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are recognized ratably over the 30-year term of the contract. Approximately $1,084,000 and $886,000 was included in accrued right-of-way fees--related party at December 31, 1998 and 1999, respectively.

    The Company believes that the right-of-way fees payable under the NU and CMP agreements are reasonable and are comparable to those which would have been negotiated on an arm's-length basis with an unaffiliated third party.

    The Company has employment contracts with four of its officers. The contracts are for three-year terms expiring at varying dates through July 2001, with an annual compensation commitment of $647,000 in the aggregate. In addition, the Company recorded a one-time bonus for a payment to one individual totaling $500,000 upon the successful completion of the Company's IPO in 1998.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(4) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following at December 31:

                                                        1998          1999
                                                     -----------   -----------
Communications network.............................  $27,775,788   $48,084,658
Communications network construction-in-progress....   23,574,533    20,094,360
Machinery and equipment............................    2,472,259    19,999,571
Leasehold improvements.............................      360,930     9,501,428
Network buildings..................................           --     1,563,258
Furniture and fixtures.............................       26,758     1,371,019
                                                     -----------   -----------
                                                      54,210,268   100,614,294
Less--Accumulated depreciation and amortization....    1,287,591     5,689,451
                                                     -----------   -----------
                                                     $52,922,677   $94,924,843
                                                     ===========   ===========

(5) COMMUNICATIONS NETWORK CONSTRUCTION-IN-PROGRESS

    The Company is constructing a communications network in the Northeast. Costs directly related to the construction of the network are being capitalized and will be depreciated over the 20-year estimated useful life of the fiber optic transmission plant as individual segments of the system are placed in service. During 1998 and 1999, approximately 130 and 400 miles, respectively, were placed in service. Approximately $142,000, $1,500,000 and $3,095,000 of interest has been capitalized to communications network construction-in-progress in each of the three years ended December 31, 1997, 1998 and 1999. Interest capitalized was calculated using the weighted average borrowing rate in each period and was 8.86%, 12.64% and 12.75%, respectively, in each of the three years ended December 31, 1999.

(6) INTANGIBLE ASSETS

    Intangible assets subject to amortization have been capitalized and are amortized on the straight-line basis as follows:

Goodwill.............................  30 years (estimated useful life)
Deferred interest and financing        2-10 years (term of the debt)
  costs..............................
Prepaid right-of-way fees, related     10 years (term of the agreement)
  party..............................

    Intangible assets consist of the following at December 31, 1998 and 1999:

                                                        1998          1999
                                                     -----------   -----------
Goodwill...........................................  $47,871,068   $47,871,068
Deferred interest and financing costs..............    6,266,447     6,848,803
Prepaid right-of-way fees, related party...........    4,072,148     6,099,817
Other..............................................       23,810     1,029,184
                                                     -----------   -----------
                                                      58,233,473    61,848,872
Less--Accumulated amortization.....................    1,460,191     4,276,717
                                                     -----------   -----------
                                                     $56,773,282   $57,572,155
                                                     ===========   ===========

                         NORTHEAST OPTIC NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

(7) LONG-TERM OBLIGATIONS AND NOTE PAYABLE TO RELATED PARTY

                                                       1998           1999
                                                   ------------   ------------
12 3/4% Senior Notes                               $180,000,000   $180,000,000
ATTI notes payable (related party)...............       127,619             --
                                                   ------------   ------------
                                                    180,127,619    180,000,000
Less--Current portion............................       127,619             --
                                                   ------------   ------------
                                                   $180,000,000   $180,000,000
                                                   ============   ============

(A) 12 3/4% SENIOR NOTES

    In August 1998, the Company sold $180,000,000 of 12 3/4% Senior Notes due 2008 to the public in the debt offering. The Senior Notes are due on August 15, 2008 and scheduled interest payments are due on February 15 and August 15 of each year, commencing February 15, 1999. Upon closing of the Senior Notes, the Company purchased approximately $72,000,000 in U.S. Government obligations with an average maturity of 645 days to provide for payment in full of the first seven scheduled interest payments on the Senior Notes. Such securities are pledged as security for the benefit of the holders of the Senior Notes, are classified as held-to-maturity and reported at amortized cost and are included as restricted investments in the accompanying consolidated balance sheets. The Senior Notes are redeemable in whole or in part at the option of the Company at any time on or after August 15, 2003 at the following redemption prices expressed as a percentage of principal plus accrued interest through the date of redemption:

                                                                  REDEMPTION
PERIOD                                                              PRICE
------                                                            ----------
2003........................................................       106.375%
2004........................................................       104.250
2005........................................................       102.125
Thereafter..................................................       100.000

    In the event of a change in control, as defined, each holder of the notes will be entitled to require the Company to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank PARI PASSU in right of payment with all existing and future indebtedness of the Company that is not by its terms in right of payment and priority to the Senior Notes and is senior in right-of-payment to all future subordinated indebtedness of the Company.

    In connection with this financing, the Company incurred approximately $6,300,000 of issuance costs. These costs have been classified as deferred financing costs in the accompanying consolidated balance sheet as of December 31, 1999 and are being amortized, as additional interest expense, over the term of the Notes.

(B) ATTI NOTES PAYABLE

    From August 1994 through October 1995, the Company entered into five notes payable with ATTI. The notes bear interest at 13% and are payable in monthly principal and interest installments ranging

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(7) LONG-TERM OBLIGATIONS AND NOTE PAYABLE TO RELATED PARTY (CONTINUED) from $1,194 to $13,270 through August 1999. In addition, the Company issued common stock warrants in conjunction with the notes (see Notes 3 and 10(d)). All amounts were repaid in 1999.

(8) CMP WARRANT

    During October 1997 and in connection with the CMP construction loan agreement, the Company issued a warrant to purchase 5,876 shares of membership interest in FiveCom LLC to the CMP at an exercise price of $0.01 per share. The warrant expires on October 7, 2002. At the time of issuance, the warrant was recorded as a discount on the loan agreement as deferred financing costs and as a separate component in the mezzanine to stockholders' equity at $532,836, the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. The discount was amortized as interest expense over the term of the debt. In April 1998, CMP exercised the warrant.

(9) STOCKHOLDERS' EQUITY

(A) PREFERRED STOCK

    The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $0.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At December 31, 1999, no such shares are issued and outstanding.

(B) INITIAL PUBLIC OFFERING

    On August 5, 1998, the Company completed an IPO of 4,500,000 shares of its common stock at a price of $12.00 per share. Of the aggregate shares of common stock sold, 4,000,000 were sold for the account of the Company generating net proceeds to the Company of approximately $43,800,000 and 500,000 shares were sold for the account of certain stockholders of the Company. Upon the closing of the IPO, all shares of the Company's Series A and B convertible preferred stock automatically converted into 11,777,905 shares of the Company's common stock.

(10) STOCK-BASED COMPENSATION

(A) STOCK OPTION PLANS

    The Company's 1998 Stock Incentive Plan (the 1998 Plan) was adopted by the Board of Directors in May 1998. The Plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the Awards). Options may be granted at an exercise price that may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Incentive stock options and options intended to qualify as performance-based compensation may not be granted at an exercise price less than the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(10) STOCK-BASED COMPENSATION (CONTINUED) more than 10% of the voting power of the Company). Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. Under the 1998 Plan, the Board of Directors has the right to grant other Awards based on the common stock having such terms and conditions as the Board of Directors may determine, including the grant of shares based on certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Officers, employees, directors, consultant and advisers of the Company and its subsidiaries are eligible to be granted Awards under the 1998 Plan.

    As of December 31, 1999, a total of 376,923 shares were available for grant under the 1998 Plan.

(B) STOCK OPTION ACTIVITY

    Stock option activity under the 1998 Plan for the three years in the period ended December 31, 1999 is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                           NUMBER OF   EXERCISE
                                                            SHARES      PRICE
                                                           ---------   --------
Outstanding, December 31, 1996...........................      3,750    $  .10
  Canceled...............................................     (3,750)      .10
                                                           ---------    ------
Outstanding, December 31, 1997...........................         --        --
  Granted................................................  2,190,978     10.98
  Exercised..............................................     (3,600)      .10
  Canceled...............................................   (649,628)    12.00
                                                           ---------    ------
Outstanding, December 31, 1998...........................  1,537,750     10.57
  Granted................................................    710,165     16.67
  Exercised..............................................   (162,602)    10.31
  Canceled...............................................   (188,733)    11.91
                                                           ---------    ------
Outstanding, December 31, 1999...........................  1,896,580    $12.75
                                                           =========    ======
Exercisable, December 31, 1999...........................    584,420    $11.10
                                                           =========    ======
Exercisable, December 31, 1998...........................    352,134    $11.95
                                                           =========    ======

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(10) STOCK-BASED COMPENSATION (CONTINUED)

                                    OUTSTANDING                       EXERCISABLE
                       --------------------------------------   -----------------------
                          NUMBER        WEIGHTED                   NUMBER
                        OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
      EXERCISE             AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
   PRICE/RANGE OF      DECEMBER 31,    CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
   EXERCISE PRICES         1999           LIFE        PRICE         1999        PRICE
---------------------  -------------   -----------   --------   ------------   --------
        $6.09--$ 9.75      324,675         8.86       $ 6.37      120,117       $ 6.36
       $12.00--$12.00    1,175,523         8.56        12.00      437,395        12.00
       $15.25--$15.93      251,006         9.45        15.69       20,250        15.29
       $16.12--$16.12       28,126         9.14        16.12        2,308        16.12
       $29.37--$29.37       81,750         9.63        29.37        4,350        29.37
       $33.87--$33.87       35,500         9.81        33.87           --           --
                         ---------                    ------      -------
       $ 6.09--$33.87    1,896,580         8.81       $12.75      584,420       $11.10
                         =========                    ======      =======

(C) FAIR VALUE OF STOCK OPTIONS

    In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statements of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and elect the disclosure-only alternative under SFAS No. 123.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                       1997       1998        1999
                                                     --------   ---------   --------
Risk-free interest rate............................    N/A      4.39-5.52%      5.5%
Expected dividend yield............................    N/A           None      None
Expected lives.....................................    N/A      2-5 years   3 years
Volatility.........................................    N/A           35.5%      200%
Weighted average fair value of options granted
  during the period................................    N/A          $4.31    $14.63

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per common share would have been the following pro forma amounts:

                                           1997          1998           1999
                                         ---------   ------------   ------------
Net loss available to common
  stockholders:
  As reported..........................  $(960,026)  $(12,715,413)  $(27,529,768)
                                         =========   ============   ============
  Pro forma............................  $(960,026)  $(13,360,167)  $(30,437,989)
                                         =========   ============   ============
Basic and diluted net loss per common
  share:
  As reported..........................  $   (3.37)  $      (1.90)  $      (1.70)
                                         =========   ============   ============
  Pro forma............................  $   (3.37)         (2.00)  $      (1.88)
                                         =========   ============   ============

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(10) STOCK-BASED COMPENSATION (CONTINUED)
(D) WARRANTS

    From August 1994 to October 1995, the Company issued stock purchase warrants to ATTI (see Note 3) for the purchase of 11,450 shares of the Company's common stock at an exercise price of $0.06 per share. The warrants expire five years from the date of grant. At the time of issuance, the Company recorded a charge of $178, representing the fair market value of the warrants as determined by the Board of Directors. These warrants were exercised in 1999.

    During July 1996, the Company issued a warrant to one of its advisers for the purchase of 2,656 shares of membership interest in FiveCom LLC at an exercise price of $125.84 per share. The warrant expires on April 30, 2001. At the time of issuance, the Company recorded a charge of $8,595, representing the fair market value of the warrant, as calculated using the Black-Scholes option pricing model. Upon closing of the IPO, the warrant converted into a warrant to purchase 162,918 shares of common stock at an exercise price of $2.052 per share. These warrants were exercised in 1999.

(11) INCOME TAXES

    As discussed in Note 3, the Company was included in CMP's consolidated federal income tax return through July 8, 1998. Under the tax sharing agreement, the Company recognized a benefit from amounts utilized by CMP from the Company's net operating losses.

    The income tax benefit for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                                              1997         1998         1999
                                            ---------   ----------   -----------
Current--
  Federal.................................  $(291,000)  $ (230,000)  $        --
  State...................................    (31,000)     (24,000)           --
                                            ---------   ----------   -----------
                                             (322,000)    (254,000)           --
Deferred--
  Federal.................................     47,000   (4,063,000)   (9,893,000)
  State...................................     14,000     (214,000)     (399,000)
                                            ---------   ----------   -----------
                                               61,000   (4,277,000)  (10,292,000)
Less--Valuation allowance.................         --    4,216,000    10,292,000
                                            ---------   ----------   -----------
    Total.................................  $(261,000)  $ (315,000)  $        --
                                            =========   ==========   ===========

    The benefit from income taxes for the year ended December 31, 1997 represents refundable income taxes from CMP as a result of its tax-sharing agreement. The benefit from income taxes for the year ended December 31, 1998 represents refundable income taxes from CMP as a result of its tax sharing agreement offset by a provision for net worth taxes.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(11) INCOME TAXES (CONTINUED)
    The components of the deferred taxes are approximately as follows:

                                                       1998           1999
                                                    -----------   ------------
Net operating losses..............................  $ 4,324,000   $ 14,259,000
Depreciation......................................     (164,000)      (427,000)
Reserves and accruals, not currently deductible...      139,000        676,000
Prepaid expenses..................................      (83,000)            --
                                                    -----------   ------------
                                                      4,216,000     14,508,000
Valuation allowance...............................   (4,216,000)   (14,508,000)
                                                    -----------   ------------
Deferred tax liability............................  $        --   $         --
                                                    ===========   ============

    As of December 31, 1999, the Company had federal and state net operating loss carryforwards for the period subsequent to the reorganization available to offset future taxable income, if any, of approximately $36,000,000. These carryforwards expire through 2019 and are subject to the review and possible adjustment by the Internal Revenue Service. In addition, the occurrence of certain events, including significant changes in ownership interests, may limit the amount of net operating loss carryforwards available to be used in any given year. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset this carryforward because its future realizability is uncertain.

(12) NETWORK CONSTRUCTION AND NU AND CMP CONTRACTS

    In 1994, the Company contracted for the rights to use NU property over an initial 30 year term for the purpose of owning and operating the fiber optic network facilities. At the end of the initial 30-year term, NU will have the option to purchase the network on NU rights-of-way from the Company at the appraised value or to extend the agreement for an additional 30-year term with an added payment incentive of 10% of revenues generated from the network built on NU rights-of-way. Contractually, the Company is required to build 310 fiber route miles in NU's service territory by September 27, 1999.

    Pursuant to the Company's agreement with NU, the right-of-way fees for specified route segments have been waived for 10 years in return for the Company's guarantee to build the fiber optic network to certain NU facilities and allow NU the use of 12 fibers on designated route segments in the NU service territory. Costs of approximately $6,100,000 associated with the construction of the 12 fibers are included in prepaid right-of-way fees--related party in the accompanying consolidated balance sheet and are being recognized as a cost-of-service ratably over 10 years.

    The Company's agreement with NU also provides for payments on a per-mile basis for certain right-of-way extensions. Such payments are being recognized ratably over the 30-year term of the contract.

    In 1996, the Company contracted for the rights to use CMP's property over an initial 30-year term for the purpose of owning and operating fiber optic network facilities. At the end of the initial 30-year term, CMP will have the option to purchase the network on CMP rights-of-way from the Company at the appraised value or to extend the agreement for an additional 10-year term with an added payment incentive of 10% of revenues generated from the network built on CMP rights-of-way.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(12) NETWORK CONSTRUCTION AND NU AND CMP CONTRACTS (CONTINUED)
    The Company's agreement with CMP provides for payments on a per-mile basis. Such payments are payable annually by January 31 of each year and are recognized ratably over the 30-year term of the contract. The Company paid approximately $111,000 and $132,000 in right-of-way payments for the years ended December 31, 1998 and 1999, respectively.

(13) COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

    The Company leases certain motor vehicles, equipment and collocation and office facilities under noncancelable operating leases which expire at various dates through September 2019. Future minimum lease payments required under these leases at December 31, 1999 are approximately as follows:

Year ending December 31,
  2000......................................................  $ 1,680,000
  2001......................................................    1,704,000
  2002......................................................    1,637,000
  2003......................................................    1,651,000
  2004......................................................    1,647,000
  Thereafter................................................    9,257,000
                                                              -----------
                                                              $17,576,000
                                                              ===========

    Rent expense charged to operations was approximately $34,000, $163,000 and $2,877,000 in the years ended December 31, 1997, 1998 and 1999, respectively.

    The Company leases fibers from certain electric utility companies on its segment from Hudson, New Hampshire, to Boston and Cambridge, Massachusetts, under operating leases that expire through November 2019. Future minimum lease payments required under these fiber optic leases at December 31, 1998 are approximately as follows:

Year ending December 31,
  2000......................................................  $ 2,457,000
  2001......................................................    2,457,000
  2002......................................................    2,457,000
  2003......................................................    2,457,000
  2004......................................................    2,457,000
  Thereafter................................................   36,790,000
                                                              -----------
                                                              $49,075,000
                                                              ===========

    In addition, the Company is required to pay to the electric utility companies a portion of the quarterly gross revenue derived by the Company from the sale, use or lease of the leased fibers, as defined in the lease agreement.

    Rent expense charged to operations was approximately $2,077,000 in the year ended December 31, 1999.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)
(B) PURCHASE COMMITMENTS

    In December 1998, the Company entered into a three-year agreement with a vendor to purchase equipment, software and services having a total value of $20,000,000. Through December 31, 1999, the Company has purchased approximately $15,000,000 of equipment under this agreement.

(C) QWEST AGREEMENT

    In July 1998, the Company entered into an agreement with Qwest Communications Corporation (Qwest) in which Qwest granted the Company an indefeasible right-of-use in certain fibers along a route segment to between Boston and New York City. The term of the agreement is for 20 years, but may be terminated at any time upon the occurrence of certain incurred defaults by the Company or the loss of certain underlying rights held by Qwest or other parties upon whom Qwest depends for its rights in the fiber.

(D) LITIGATION

    Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and are not expected to have a material effect on operations.

(14) 401(K) PLAN

    The Company maintains the NorthEast Optic Network, Inc. 401(k) Plan (the
Plan) under Section 401(k) of the IRC covering all eligible employees. Under the Plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. The Company matches participant contributions equal to 60% of employee contributions up to a maximum of 5% of an employee's salary. There were no matching contributions made during the year ended December 31, 1997. During the years ended December 31, 1998 and 1999, the Company made matching contributions of approximately $27,000 and $46,000, respectively.

(15) ACCRUED EXPENSES

    Accrued expenses at December 31, 1998 and 1999 consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Accrued interest...................................  $ 9,244,250   $ 8,606,250
Accrued construction in progress...................    2,051,000     1,106,337
Accrued property and other taxes...................      889,000     1,597,772
Accrued professional fees..........................      245,000       380,000
Accrued payable to related party...................      346,166       316,535
Accrued payroll and benefits.......................      271,345       521,254
Accrued commissions................................      100,000       155,117
Accrued other......................................      379,941       665,031
                                                     -----------   -----------

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(15) ACCRUED EXPENSES (CONTINUED)

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
                                                     $13,526,702   $13,348,296
                                                     ===========   ===========

(16) SEGMENT DISCLOSURE

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer of the Company.

    The Company analyzes segment reporting based on dark fiber, lit fiber collocation and other services. Dark fiber, lit fiber, collocation and other services are reported as revenue only. Cost of revenues, and property and equipment is primarily the operating costs and the communications network and equipment that supports each segment, which is not allocated between the segments for management reporting, or accordingly segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

    Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with the Company's financial statements. The accounting policies of the segments are the same as those described in Note 2.

    Financial information for the Company's segments is as follows:

                                                            1997          1998          1999
                                                         -----------   -----------   -----------
Revenues
      Dark fiber.......................................      347,718       680,859     1,925,196
      Lit fiber........................................           --       139,200     1,227,153
      Collocation......................................           --            --       316,278
      Other services(1)................................       46,986        43,613     2,196,649
                                                         -----------   -----------   -----------
      Total revenues...................................      394,704       863,672     5,665,276
Cost of Revenues.......................................    1,137,943     2,176,266     6,365,758
Selling, general and administrative....................    1,002,232     5,200,720     7,380,351
Depreciation and amortization..........................      552,862     1,798,294     6,149,720
                                                         -----------   -----------   -----------
Operating Loss.........................................   (2,298,333)   (8,311,608)  (14,230,553)
                                                         ===========   ===========   ===========
Net property and equipment.............................   16,534,703    52,922,677    94,924,843
                                                         ===========   ===========   ===========
Capital Expenditures...................................    5,609,459    38,947,267    48,583,642
                                                         ===========   ===========   ===========

------------------------

(1) Includes NONRECURRING revenues associated with design, engineering and construction services.

                         NORTHEAST OPTIC NETWORK, INC.

                               DECEMBER 31, 1999

(17) SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following table sets forth certain unaudited quarterly results of operations for each of the four quarters ended December 31, 1998 and 1999. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter.

                                                                QUARTER ENDED
                              ----------------------------------------------------------------------------------
                              MARCH 31,    JUNE 30,     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                1998         1998           1998            1998          1999          1999
                              ---------   -----------   -------------   ------------   -----------   -----------
REVENUES:
  Network service...........  $146,257    $   179,661    $   155,766    $   338,375    $   421,481   $   737,461
  Other service.............     5,106          2,752         16,395         19,360         99,475       305,384
                              ---------   -----------    -----------    -----------    -----------   -----------
    Total revenues..........   151,363        182,413        172,161        357,735        520,956     1,042,845
                              ---------   -----------    -----------    -----------    -----------   -----------
EXPENSES:
  Cost of revenues..........   247,386        810,892        546,504        571,484        928,988     1,448,543
  Selling, general and
    administrative..........   225,122        867,637      2,272,808      1,835,153      1,321,373     2,111,799
  Depreciation and
    amortization............   302,013        313,645        491,633        691,003        794,978     1,205,873
                              ---------   -----------    -----------    -----------    -----------   -----------
    Total expenses..........   774,521      1,992,174      3,310,945      3,097,640      3,045,339     4,766,215
                              ---------   -----------    -----------    -----------    -----------   -----------
    Loss from operations....  (623,158)    (1,809,761)    (3,138,784)    (2,739,905)    (2,524,383)   (3,723,370)
                              ---------   -----------    -----------    -----------    -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income and other,
    net.....................    30,322         56,550      1,615,895      2,477,113      2,240,764     2,001,901
  Interest expense..........   (91,816)      (365,223)    (3,275,400)    (4,912,024)    (4,979,661)   (5,189,609)
                              ---------   -----------    -----------    -----------    -----------   -----------
    Total other expense.....   (61,494)      (308,673)    (1,659,505)    (2,434,911)    (2,738,897)   (3,187,708)
                              ---------   -----------    -----------    -----------    -----------   -----------
    Loss before minority
      interest in
      subsidiaries' earnings
      and provision for
      income taxes..........  (684,652)    (2,118,434)    (4,798,289)    (5,174,816)    (5,263,280)   (6,911,078)
MINORITY INTEREST...........   314,498        794,435             --             --             --            --
(BENEFIT FROM) PROVISION FOR
  INCOME TAXES..............   (77,000)      (487,480)            --        249,480             --            --
                              ---------   -----------    -----------    -----------    -----------   -----------
LOSS BEFORE EXTRAORDINARY
  ITEM......................  (293,154)      (836,519)    (4,798,289)    (5,424,296)    (5,263,280)   (6,911,078)
EXTRAORDINARY ITEM..........        --             --     (1,335,004)       (28,151)            --            --
                              ---------   -----------    -----------    -----------    -----------   -----------
NET LOSS....................  $(293,154)  $  (836,519)   $(6,133,293)   $(5,452,447)   $(5,263,280)  $(6,911,078)
                              =========   ===========    ===========    ===========    ===========   ===========
BASIC AND DILUTED LOSS PER
  SHARE.....................  $  (1.03)   $     (2.91)   $     (0.61)   $     (0.34)   $     (0.33)  $     (0.43)
                              =========   ===========    ===========    ===========    ===========   ===========

                                     QUARTER ENDED
                              ----------------------------
                              SEPTEMBER 30,   DECEMBER 31,
                                  1999            1999
                              -------------   ------------
REVENUES:
  Network service...........   $ 1,023,977    $   972,412
  Other service.............       595,440      1,509,646
                               -----------    -----------
    Total revenues..........     1,619,417      2,482,058
                               -----------    -----------
EXPENSES:
  Cost of revenues..........     1,843,655      2,144,572
  Selling, general and
    administrative..........     1,614,575      2,332,604
  Depreciation and
    amortization............     1,904,083      2,244,786
                               -----------    -----------
    Total expenses..........     5,362,313      6,721,962
                               -----------    -----------
    Loss from operations....    (3,742,896)    (4,239,904)
                               -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income and other,
    net.....................     1,816,213      1,653,381
  Interest expense..........    (5,356,351)    (5,485,853)
                               -----------    -----------
    Total other expense.....    (3,540,138)    (3,832,472)
                               -----------    -----------
    Loss before minority
      interest in
      subsidiaries' earnings
      and provision for
      income taxes..........    (7,283,034)    (8,072,376)
MINORITY INTEREST...........            --             --
(BENEFIT FROM) PROVISION FOR
  INCOME TAXES..............            --             --
                               -----------    -----------
LOSS BEFORE EXTRAORDINARY
  ITEM......................    (7,283,034)    (8,072,376)
EXTRAORDINARY ITEM..........            --             --
                               -----------    -----------
NET LOSS....................   $(7,283,034)   $(8,072,376)
                               ===========    ===========
BASIC AND DILUTED LOSS PER
  SHARE.....................   $     (0.45)   $     (0.49)
                               ===========    ===========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Northeast Optic Network, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated January 18, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Boston, Massachusetts
January 18, 2000

                         NORTHEAST OPTIC NETWORK, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT
                                                  BEGINNING OF                             BALANCE AT
ITEM                                                 PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
----                                              ------------   ---------   ----------   -------------
Allowance for Doubtful Accounts:
  1998..........................................    $     --     $224,000     $     --      $224,000
  1999..........................................    $224,000     $146,000     $253,000      $117,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

    The information required by this Item regarding the Company's directors is expected to be included in its Proxy Statement to be filed pursuant to
Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item regarding the compensation of the Company's directors and executive officers is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item regarding the security ownership of certain beneficial owners and management is expected to be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item regarding certain relationships and related transactions is expected to be included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the sections captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents Filed as Part of This Report:

1. FINANCIAL STATEMENTS

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1998 and 1999

    Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

    Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES: SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

3. EXHIBITS:

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

          4.3 Form of 12 3/4% Senior Notes Due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration
                        Statement on Form S-1, Registration No. 333-53441.)

          4.4           Form of Collateral Pledge and Security Agreement
                        (incorporated byreference to Exhibit 4.4 to the Company's
                        Registration Statement on Form S-1, Registration No.
                        333-53441.)

        #10.1           Amended and Restated 1998 Stock Incentive Plan.

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
                        No. 333-53441.)

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
         10.5           RESERVED

         10.6           RESERVED

         10.7           RESERVED

         10.8           RESERVED

         10.9           RESERVED

         10.10          RESERVED

         10.11          RESERVED

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

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
         10.23          Support Services Agreement dated as of April 30, 1996
                        between the Company and MaineCom Services (incorporated by reference to Exhibit 10.23 to the Company's Registration
                        Statement on Form S-1, Registration No. 333-53441.)

        +10.24          Amended and Restated Agreement for the Provision of Fiber
                        Optic Facilities and Services dated as of February 27, 1998 and effective as of September 27, 1994 among the Company and the Northeast Utilities Services Company ("NUSCO"), The
                        Connecticut Light and Power Company ("CLPC"), Western
                        Massachusetts Electric Company ("WMEC") and Public Service
                        Company of New Hampshire ("PSNH") (Phase One) (incorporated by reference to Exhibit 10.24 to the Company's Registration
                        Statement on Form S-1, Registration No.333-53441.)

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

         10.32          RESERVED

         10.33          RESERVED

         10.34          RESERVED

         10.35          RESERVED

        +10.36          Agreement dated January 17, 1997 between the Company and
                        E/Pro Engineering and Environmental Consulting for the ADSS
                        Cable Project (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1,
                        Registration No. 333-53441.)

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

         10.39          RESERVED

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

      *++10.44          Subscription Agreement among the Company, NEON
                        Communications, Inc. and Consolidated Edison Communications,
                        Inc., dated November 23, 1999.

      *++10.45          Subscription Agreement among the Company, NEON
                        Communications, Inc. and Exelon Corporation, dated November
                        23, 1999.

        *12.1           Schedule of Earnings to Fixed Charges.

        *21.1           List of Subsidiaries of the Company.

        *23.1           Consent of Independent Accountants

        *27             Financial Data Schedule (EDGAR filing only.)

------------------------

*   Filed herewith.

#  Management contract or compensatory plan or arrangement.

+  Confidential treatment granted as to certain portions.

++ Confidential treatment requested as to certain portions.

    (b) No Current Reports on Form 8-K were filed during the last quarter period covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2000.

                                                       NORTHEAST OPTIC NETWORK, INC.
                                                       (Registrant)

                                                       By:           /s/ VINCENT C. BISCEGLIA
                                                            -----------------------------------------
                                                                       Vincent C. Bisceglia
                                                                CHAIRMAN & CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board of
              /s/ VINCENT C. BISCEGLIA                   Directors & Chief
     -------------------------------------------         Executive Officer            March 30, 2000
                Vincent C. Bisceglia                     (Principal Executive
                                                         Officer)

                                                       Chief Financial Officer &
               /s/ WILLIAM F. FENNELL                    Treasurer (principal
     -------------------------------------------         financial and accounting     March 30, 2000
                 William F. Fennell                      officer)

                /s/ VICTOR COLANTONIO
     -------------------------------------------       Vice Chairman of the Board     March 30, 2000
                  Victor Colantonio                      of Directors & President

     -------------------------------------------       Director                       March 30, 2000
                Katherine D. Courage

                /s/ JOHN H. FORSGREN
     -------------------------------------------       Director                       March 30, 2000
                  John H. Forsgren

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ ARTHUR W. ADELBERG
     -------------------------------------------       Director                       March 30, 2000
                 Arthur W. Adelberg

              /s/ F. MICHAEL M. MCCLAIN
     -------------------------------------------       Director                       March 30, 2000
                F. Michael M. McClain

                  /s/ GARY D. SIMON
     -------------------------------------------       Director                       March 30, 2000
                    Gary D. Simon

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

          4.3 Form of 12 3/4% Senior Notes Due 2008 (incorporated by reference to Exhibit 4.3 to the Company's Registration
                        Statement on Form S-1, Registration No. 333-53441.)

          4.4           Form of Collateral Pledge and Security Agreement
                        (incorporated byreference to Exhibit 4.4 to the Company's
                        Registration Statement on Form S-1, Registration No.
                        333-53441.)

        #10.1           Amended and Restated 1998 Stock Incentive Plan.

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

         10.5           RESERVED

         10.6           RESERVED

         10.7           RESERVED

         10.8           RESERVED

         10.9           RESERVED

         10.10          RESERVED

         10.11          RESERVED

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
                        No. 333-53441.)

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

         10.23 Support Services Agreement dated as of April 30, 1996 between the Company and MaineCom Services (incorporated by reference to Exhibit 10.23 to the Company's Registration
                        Statement on Form S-1, Registration No. 333-53441.)

        +10.24          Amended and Restated Agreement for the Provision of Fiber
                        Optic Facilities and Services dated as of February 27, 1998 and effective as of September 27, 1994 among the Company and the Northeast Utilities Services Company ("NUSCO"), The
                        Connecticut Light and Power Company ("CLPC"), Western
                        Massachusetts Electric Company ("WMEC") and Public Service
                        Company of New Hampshire ("PSNH") (Phase One) (incorporated by reference to Exhibit 10.24 to the Company's Registration
                        Statement on Form S-1, Registration No.333-53441.)

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
                        333-53441.)

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

         10.32          RESERVED

         10.33          RESERVED

         10.34          RESERVED

         10.35          RESERVED

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

         10.39          RESERVED

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
      *++10.44          Subscription Agreement among the Company, NEON
                        Communications, Inc. and Consolidated Edison Communications,
                        Inc., dated November 23, 1999.

      *++10.45          Subscription Agreement among the Company, NEON
                        Communications, Inc. and Exelon Corporation, dated November
                        23, 1999.

        *12.1           Schedule of Earnings to Fixed Charges.

        *21.1           List of Subsidiaries of the Company.

        *23.1           Consent of Independent Accountants

        *27             Financial Data Schedule (EDGAR filing only.)

------------------------

*   Filed herewith.

#  Management contract or compensatory plan or arrangement.

+  Confidential treatment granted as to certain portions.

++ Confidential treatment requested as to certain portions.

                                                                    EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT

1.  NEON Securities Corp. (Massachusetts)

2.  NEON Acquisition, Inc.   (Delaware)

3.  NEON Communications, Inc. (Delaware)

4.  NorthEast Optic Network of Connecticut, Inc. (Delaware)

5.  NorthEast Optic Network of New York, Inc. (Delaware)