Form 10-K/A
period 1999-12-31
NORTHEAST OPTIC NETWORK INC
filed 2000-04-28
CIK 1062233

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                        Commission file number: 000-24653

                          NORTHEAST OPTIC NETWORK, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 04-3056279
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification Number)

                              2200 WEST PARK DRIVE
                                    SUITE 200
                        WESTBOROUGH, MASSACHUSETTS 01581
                                 (508) 616-7800
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, Par Value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq National Market on March 31, 2000 was $474,822,429.

The number of shares of Common Stock outstanding as of March 31, 2000 was 16,624,380.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         NorthEast Optic Network, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 to include the information required under Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our executive officers and directors and their ages as of April 1, 2000:



Name                            Age     Position
------------------------------------------------------------------------------------
Vincent C. Bisceglia.......     45      Chairman of the Board of Directors and Chief
                                                Executive Officer
Victor Colantonio..........     52      Vice Chairman of the Board of Directors and
                                                President
William F. Fennell.........     55      Chief Financial Officer, Treasurer and Vice
                                                President, Finance
Michael C. Musen...........     51      Vice President, Operations
Arthur W. Adelberg.........     48      Director
Katherine Dietze Courage...     41      Director (1)(2)
John H. Forsgren...........     53      Director (1)
F. Michael McClain.........     50      Director (1)(2)
Gary D. Simon..............     51      Director (2)


------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

VINCENT C. BISCEGLIA, our chairman and chief executive officer, has served in his current position since November 1998. From December 1997 to November 1998, Mr. Bisceglia served as an independent consultant. From February 1994 to December 1997, Mr. Bisceglia served as president and chief executive officer and a director of Technology Service Group, Inc., a manufacturer of advanced technology pay telephones. Prior to 1994, he served Technology Service Group, Inc. in various management positions. From 1982 to 1986, Mr. Bisceglia was executive vice president and chief operating officer of Transaction Management, Inc., a manufacturer of point-of-sale systems, and from 1978 to 1982, he held senior marketing positions with National Semiconductor-DTS and Siemens-Nixdorf Computer Corporation.

VICTOR COLANTONIO, our founder, vice chairman of the board of directors and president, has been a member of our board of directors since 1989. From 1987 to 1991, Mr. Colantonio was president of International Communications Services Corp. He served as president of Ireland-based Murray International from 1986 to 1987, where he sold network services. From 1983 to 1986, Mr. Colantonio served as director of marketing for Tele-Engineering Corp., an advanced WAN/LAN developer and video switch and ad-insertion manufacturer.

WILLIAM F. FENNELL joined us in August 1996 and became our chief financial officer and treasurer in May 1997 and our vice president, finance in May 1998. From October 1986 to January 1996, Mr. Fennell was chief financial officer of Philips Electronics Group of North America, a manufacturer and distributor of electronic and electrical products. From 1970 to 1986, Mr. Fennell served in various positions at GTE Corporation, including director of operations for the Communications Products Group.

MICHAEL A. MUSEN has served as one of our officers since 1992, and became vice president, operations in 1996.

ARTHUR W. ADELBERG has served as one of our directors since May 1999.
Mr. Adelberg has served as executive vice president and chief financial officer of CMP Group, Inc. since December 1999. From September 1998 through
November 1999, Mr. Adelberg served as executive vice president of CMP Group, Inc. and from March 1994 through August 1998 served as vice president law and power supply of Central Maine Power Company and served in a number of senior management roles at Central Maine Power Company from 1985 through March 1994. Mr. Adelberg is a member of the Executive Committee of the New England Power Pool.

KATHERINE DIETZE COURAGE has served as a member of our board of directors since August 1998. Ms. Courage has served since 1996 as a managing director in the Global Media and Telecommunications Group in the Investment Banking Department of Credit Suisse First Boston. Prior to joining Credit Suisse First Boston in September 1996, Ms. Courage worked at Salomon Brothers, Inc. for ten years where she was a managing director with responsibility for the Global Telecommunications Group. Ms. Courage also worked at Merrill Lynch & Co. in its corporate finance department.

JOHN H. FORSGREN has served as a member of our board of directors since May 1998. Mr. Forsgren has served as executive vice president and chief financial officer of Northeast Utilities and certain of its affiliates since February 1996. From September 1996 to the present, he has served as a director of Connecticut Yankee Atomic Power Company. From January 1990 to July 1994, he served as senior vice president-chief financial officer of Euro Disney (a division of the Walt Disney Company). From December 1994 to January 1996, he was a managing director of Chase Manhattan Bank.

F. MICHAEL MCCLAIN has served as a member of our board of directors since May 1998. Mr. McClain has served as vice president, corporate development of CMP Group, Inc. since September 1998. He held the same position at Central Maine Power Company from February 1998 to August 1998. From 1979 to December 1996, he was group vice president-petroleum for Dead River Company, a petroleum and real estate company.

GARY D. SIMON has served as a member of our board of directors since May 1998. Mr. Simon has served as senior vice president-strategy and development for the Northeast Utilities System since April 1998. From 1989 to April 1998, he was senior director, Electric Power of Cambridge Energy Research Associates. From 1984 to 1989, Mr. Simon was director of California affairs and then vice president of marketing for El Paso Natural Gas Company. From 1981 to 1984, he served as president of Sigma Group, an economics consulting and project development company which he founded in 1981.

Item 11. EXECUTIVE COMPENSATION

Compensation Earned

The following table sets forth the compensation for the fiscal years ended December 31, 1997, 1998 and 1999 for (1) our chief executive officer and (2) our three most highly compensated executive officers (other than our chief executive officer) whose total annual salary and bonus exceeded $100,000 in 1999, collectively referred to as the named executive officers.

                           Summary Compensation Table


                                                                                      Long-Term
                                                                                     Compensation
                                                         Annual Compensation            Awards
                                                        ----------------------     ----------------
                                                                                        Shares
                                                                                      Underlying        All Other
Name and Principal Position               Year               Salary         Bonus         Options       Compensation (1)
------------------------------------    ---------        -------------  ---------- -----------------   -----------------
Vincent C. Bisceglia...........           1999               $211,746   $ 299,628                --             $4,124
    CHAIRMAN OF THE BOARD, CHIEF          1998                 25,845          --           350,000                 --
    EXECUTIVE OFFICER AND DIRECTOR        1997                     --          --                --                 --

Victor Colantonio..............           1999                203,325          --                --              4,994
    VICE CHAIRMAN OF THE BOARD,           1998                174,556     500,000           649,628              4,800
    PRESIDENT AND DIRECTOR                1997                150,000       2,885                --                 --

William F. Fennell.............           1999                127,175          --                --              3,840
    CHIEF FINANCIAL OFFICER,              1998                111,436          --           162,407              3,246
    TREASURER AND ASSISTANT               1997                 91,731          --                --                 --
    SECRETARY

Michael A. Musen...............           1999                115,855          --            60,000              3,557
    VICE PRESIDENT, OPERATIONS            1998                123,313          --            40,601              3,592
                                          1997                112,000       2,154                --                 --

------------

1. These amounts represent amounts paid by us on behalf of the named executive officer as 401K contributions and group life insurance premiums.

OPTION GRANTS


         The table below contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during the year ended December 31, 1999. The percentage of total options granted to employees set forth below is based on an aggregate of 710,165 shares subject to options granted to our employees in 1999. All options were granted at or above fair market value as determined by the board of directors on the date of grant.


                                  Option Grants in Last Fiscal Year



                                                                                Potential Realizable Value at
                                                                                Assumed Annual Rates of Stock
                                                                                Price Appreciation for Option
                                              Individual Grants                              Term (1)
                             ---------------------------------------------------- -------------------------------
                              Number of    Percent of
                             Securities      Total      Exercise
                             Underlying     Options     Price Per
                               Options     Granted to   Share        Expiration
Name                           Granted     Employees     ($/sh)       Date (2)             5%             10%
----                         ----------    ----------   ---------    ----------        ----------     ----------
Vincent C. Biscaglia(3)..    299,628         42.1%        $12.00        01/01/09       $2,261,213     $5,730,358

Victor Colantonio........         --          --           --                 --               --             --

William F. Fennell.......         --          --           --                 --               --             --

Michael A. Musen(4)......     60,000          8.4         29.38         08/18/09        1,108,427      2,808,971


--------------------------

1. The amounts shown in these columns represent hypothetical gains that could be achieved if the options were exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the option was granted to its expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with an exercise. Actual gains, if any, on a stock option exercise will depend on the future performance of our common stock, the option holder's continued employment, and the date on which the option is exercised.

2. The expiration date of each option is the tenth anniversary of the date on which the option was granted.


3. This option becomes exercisable as to 137,221 shares on November 11, 2001 and as to the remaining shares on November 11, 2002.

4. This option is exercisable in three equal annual installments beginning on August 18, 2000.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth certain information concerning each exercise of a stock option during the fiscal-year ended December 31, 1999 by each of the named executive officers and the number and "value" of unexercised options held by each of the named executive officers on December 31, 1999. The value of an unexercised option for purposes of this table is the difference between the fair market value of our common stock on December 31, 1999 ($62.563 per share, as quoted on the Nasdaq National Market) and the option's exercise price, multiplied by the number of shares underlying the option.

                   Aggregated Option Exercised in Fiscal 1999
                        and Fiscal Year-End Option Values


                                                           Number of Securities
                                                           Underlying Unexercised       Value of Unexercised In-the-Money
                                                         Options at Fiscal Year-End         Options at Fiscal Year-End

                             Shares Acquired
Name                           on Exercise     Value Realized   Exercisable   Unexercisable      Exercisable       Unexercisable
----                         ---------------   --------------   -----------   -------------      -----------       -------------
Vincent C. Bisceglia.......     51,827         $3,149,361        110,580         487,221         $6,245,006        $25,744,405

Victor Colantonio..........         85              4,420        324,729         324,814         16,419,272         16,423,570

William F. Fennell.........     28,500          1,553,330         52,704          81,203          2,664,872          4,105,867

Michael A. Musen...........         --                 --         40,602          60,000          2,052,958          1,991,280


EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Bisceglia serves as our chief executive officer pursuant to the terms of an employment agreement dated November 12, 1998 and made effective November 5, 1998. The agreement has an initial term expiring on December 31, 2001 and is automatically extended for one year periods unless either party gives notice no later than the immediately preceding July 1 of its desire to terminate the agreement. The agreement provides for an annual base salary of not less than $210,000 and for the grant of two options in November 1998 and a third option in January 1999. The first two options cover 350,000 shares in the aggregate which become exercisable at $6.0875 per share, as to 162,407 shares on each of November 11, 1999 and 2000 and as to 25,186 shares on November 11, 2001; the third option covers 299,628 shares and becomes exercisable at $12.00 per share as to 137,221 shares on November 11, 2001 and as to 162,407 shares on November 11, 2002. In addition to being eligible to participate in our executive and employee plans, Mr. Bisceglia has an opportunity to earn an annual bonus of up to 35% of his base salary upon achieving certain performance goals. If Mr. Bisceglia's employment is terminated for any reason other than death, total disability or cause or if we elects not to renew the agreement after the occurrence of a change of control, Mr. Bisceglia will be entitled to receive a lump sum payment in an amount equal to 2.99 times his then-current base salary. If in the absence of a change of control the agreement is not renewed or Mr. Bisceglia's employment is terminated for any reason other than death, total disability or cause or by him within six months of a constructive discharge, Mr. Bisceglia will be entitled to receive a lump sum payment in an amount equal to his base salary in effect immediately preceding his termination or constructive discharge, as the case may be.


     Mr. Colantonio serves as our president pursuant to the terms of an employment agreement dated October 15, 1997, as amended. The agreement has an initial term of three years and is automatically extended for one-year terms thereafter unless either party gives written notice no later than the immediately preceding April 1 of its desire to terminate the agreement. The agreement provides for an annual base salary of not less than $150,000. If Mr. Colantonio's employment is terminated without cause after the occurrence of a change of control, Mr. Colantonio will be entitled to receive a lump sum payment in an amount equal to 2.99 times his then-current base salary. Upon consummation of our initial public offering of Common Stock, Mr. Colantonio's annual base salary was increased to $200,000, as provided for in the agreement. Mr. Colantonio and the Company have decided not to renew Mr. Colantonio's current agreement, but intend to negotiate a new agreement commensurate with Mr. Colantonio's position as Vice Chairman and President and which takes into account the fact that the Company is now publicly traded, among other matters.


     Mr. Fennell serves as our chief financial officer pursuant to the terms of an employment agreement dated July 1, 1998. The agreement has an initial term expiring on July 30, 2001. The agreement provides for an annual base salary of not less than $125,000 per year, as well as an option to purchase 162,407 shares of our common stock at $12.00 per share evidenced by a stock option agreement which provides that the option vests as to 40,602 shares on each of May 20, 1998, August 5, 1999 and August 5, 2000 and as to 40,601 shares on August 5, 2001. Pursuant to the agreement,

Mr. Fennell is also entitled to participate in our executive incentive plan and has an opportunity to earn an annual bonus, targeted at 25% of his base salary.

     Mr. Musen serves as our vice president, operations pursuant to the terms of an employment agreement dated September 29, 1994. The agreement has a term of three years and renews automatically on an annual basis unless terminated by either party on at least 180 days' notice. The agreement provides for an annual base salary of not less than $112,000. In addition, in June 1998 the board of directors granted to Mr. Musen an option to purchase 40,601 shares of our common stock, exercisable in full upon August 5, 1998 with an exercise price per share of $12.00.

     Pursuant to the provisions of our Amended and Restated 1998 Stock Incentive Plan, under which the foregoing options were granted, all options become exercisable in full upon a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, Messrs. Bisceglia and Colantonio served on the board of directors and served as executive officers. No interlocking relationship exists between any member of our compensation committee and any member of any other corporation's board of directors or compensation committee.

     The current members of our compensation committee are Ms. Courage and Messrs. Forsgren and McClain. None of our executive officers have served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of our compensation committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission (the "Commission") thereunder require our executive officers and directors, and persons who own more than ten percent of a registered class of the our equity securities, to file reports of initial ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by the rules of the Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, we believe that, during or with respect to the period from January 1, 1999 to December 31, 1999, all of our executive officers, directors and ten-percent stockholders complied with their
Section 16(a) filing obligations.


REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee seeks to achieve two primary goals in connection with executive compensation programs and decisions regarding individual compensation. First, the Compensation Committee structures executive compensation programs in a manner that it believes will enable the company to attract and retain key executives. In order to ensure continuity of certain key members of management, in 1998 the Board of Directors approved multi-year employment contracts for our executive officers. Second, executive compensation programs are intended to provide executives with an equity interest in us so as to link a portion of their compensation with the performance of our common stock.

     The compensation programs for executives established by the Compensation Committee consist of a base salary plus an annual cash bonus and/or a stock-based equity incentive award.

     In establishing base salaries for executive officers, the Compensation Committee monitored salaries at other companies, particularly those that are in the same industry as we are or related industries and/or located in the same general geographic area as we are, considered historic salary levels of the individual and the nature of the individual's experience and responsibilities and compared the individual's base salary with those of other executives. To the extent determined to be appropriate, the Compensation Committee also considered our financial performance and the individual's performance.

     In establishing bonuses for executive officers, including the Chief Executive Officer, the Compensation Committee considered a combination of individual and corporate performance goals to be achieved during the coming year.

     It is not currently the policy of the Compensation Committee to grant stock options to executives annually, and the timing of grants to executives, if any, will depend upon a number of factors, including new hires of executives, the executives' current stock and option holdings and such other factors as the Compensation Committee deems relevant. When granting stock options, it has generally been the policy of the Compensation Committee to fix the exercise price at 100% of the fair market value of our common stock on the date of grant.

     The compensation of the Chief Executive Officer is currently governed by his employment agreement established in 1998, which is described under the heading "Employment, Termination and Change-in-Control Arrangements," above.

COMPENSATION OF DIRECTORS

     The board of directors has adopted a Board Compensation Plan which provides for the payment of certain fees to non-employee directors. The Board Compensation Plan specifies that each non-employee director will be paid $20,000 per year of service as a director, payable quarterly in arrears; $500 per board meeting attended; $250 per committee meeting attended; $300 per telephonic board meeting attended; and $150 per telephonic committee meeting attended. All directors are reimbursed for their expenses of attending board and committee meetings.

     Also pursuant to the Board Compensation Plan, each non-employee director was granted an initial option to purchase 16,241 shares of our common stock which is exercisable at $12.00 per share. New non-employee directors will be granted an option to purchase 16,241 shares of our common stock exercisable at the then current market price per share. In addition, at the first meeting of directors following each annual meeting of stockholders, each non-employee director will be granted an additional option to purchase one-tenth of one percent (0.1%) of the number of shares of our common stock outstanding on a fully diluted basis at the then current market price. Options granted under the Board Compensation Plan vest in four equal installments on the date of grant and on the first three anniversaries of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2000 by (1) each person who owns beneficially more than 5% of the outstanding shares of our common stock, which includes the selling stockholder, (2) each of our directors, (3) our chief executive officer and the four other most highly compensated executive officers and (4) all of our directors and executive officers as a group.

     The number of shares of common stock deemed outstanding includes:

-   16,624,380 shares of our common stock outstanding as of March 31, 2000; and

- shares issuable pursuant to options held by each person included in this table which may be exercised within 60 days after March 31, 2000, as set forth below.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The inclusion of any shares in this table does not constitute an admission of beneficial ownership for the person named below.


                                Shares of Common Stock
                                  Beneficially Owned
Name of Beneficial Owner          Number      Percentage
------------------------       ---------      ----------
CMP Group, Inc. (1)..........  6,180,801         37.2%
  41 Anthony Avenue
  Augusta, Maine 04330

Northeast Utilities (2)......  4,774,038         28.7
  107 Selden Street
  Berlin, Connecticut 06037

Vincent C. Bisceglia (3).....     74,607            *
Victor Colantonio (4)........    215,029          1.3
William F. Fennell (5).......     21,604            *
Michael C. Musen (6).........     31,501            *
Katherine Dietze Courage
  (7)........................     17,462            *
Arthur W. Adelberg (8).......      8,542            *
F. Michael McClain (9).......     17,462            *
Gary D. Simon (10)...........      5,462            *
John H. Forsgren (11)........      5,462            *
All directors and executive
  officers as a group

  (11 persons) (12)..........    401,530          2.4


------------

*  Represents less than 1% of the outstanding shares of common stock.

(1) All 6,180,801 shares of common stock are held by New England Business Trust. New England Business Trust is owned by New England Investment Corp., a wholly-owned subsidiary of Mainecom Services which is a wholly-owned subsidiary of CMP Group, Inc. The trustees of New England Business Trust are New England Investment Corp. and Joseph D. Fay. All actions of New England Business Trust require the signature of both trustees. Joseph D. Fay is General Counsel, Secretary and Clerk of Mainecom Services and a director of New England Investment Corp. Mr. McClain, one of our directors, is Vice President, corporate development of CMP Group, Inc. Mr. Adelberg, one of our directors, is Executive Vice President and Chief Financial Officer of CMP Group, Inc. each of Mr. Adelberg and Mr. McClain disclaim beneficial ownership of the shares held by CMP Group, Inc., except to the extent of his pecuniary interest, if any.

(2) All shares beneficially owned by Northeast Utilities are held by Mode 1 Communications, Inc., a wholly-owned subsidiary of Northeast Utilities Enterprises, Inc., which is in turn, a wholly-owned subsidiary of Northeast Utilities. Mr. Forsgren, one of our directors, is the Executive Vice President and Chief Financial Officer of Northeast Utilities and certain of its affiliates. Mr. Simon, one of our directors, is the Senior Vice President, strategy and development for Northeast Utilities Service Company, a subsidiary of Northeast Utilities. each of Messrs. Forsgren and Simon disclaims beneficial ownership of the shares held by Mode 1 except to the extent of his pecuniary interest, if any.

(3) Includes 58,180 shares issuable pursuant to options.

(4) Includes 213,729 shares issuable pursuant to options and 300 shares held of record by Mr. Colantonio's minor child, as to which shares Mr. Colantonio disclaims beneficial ownership except as to the extent of his pecuniary interest, if any.

(5) Represents 21,204 shares issuable pursuant to options and 400 shares held of record by Mr. Fennell's minor children, as to which shares Mr. Fennell disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

(6) Includes 300 shares held of record by Mr. Musen's minor child as to which shares Mr. Musen disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

(7) Represents 17,462 shares issuable pursuant to options.

(8) Includes 8,042 shares issuable pursuant to options.

(9) Represents 17,462 shares issuable pursuant to options.

(10) Represents 5,462 shares issuable pursuant to options.

(11) Represents 5,462 shares issuable pursuant to options.

(12) Includes 347,003 shares issuable pursuant to options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NORTHEAST UTILITIES AGREEMENTS

     In 1994 and 1995, we entered into a series of agreements (as subsequently amended and restated in February 1998) with the three principal operating subsidiaries of Northeast Utilities concerning the provision of rights-of-way along electric utility towers and inside urban electric utility ducts. Pursuant to the agreements with Northeast Utilities, the company acquired indefeasible rights of use in fiber optic filaments placed along Northeast Utilities' rights of way prior to February 1998 and acquired ownership of fiber optic filaments placed along Northeast Utilities' rights of way subsequent to February 1998. We and Northeast Utilities both agreed to use best efforts to complete installation of the Northeast Utilities system by September 1999. We agreed to pay the cost of installing the cable and to utilize Northeast Utilities' engineering staff in carrying out the installation. Under the agreements with Northeast Utilities, we agreed to pay to Northeast Utilities mileage-based annual fees and a percentage of the gross revenues that the company generates on the portion of our system located on Northeast Utilities' rights-of-way.

     A portion of the Northeast Utilities system, comprised of 12 fibers within the cable, is owned by, and has been set aside for, Northeast Utilities. Northeast Utilities may lease these fibers to third parties, provided that prior to September 2001,Northeast Utilities is not permitted to assign any fibers or resell capacity on its network to certain specified carriers except for certain limited purposes. After September 2001,Northeast Utilities will be free to use its network to compete with us.

     Under the agreements with Northeast Utilities, if any proposed segment of our system's route requires material modifications or unusual expense to make it available for our fiber, or if Northeast Utilities withdraws any segment from the route in order to give priority to electrical services, we have the right to designate additional or alternative route segments, subject to Northeast Utilities' approval, which shall not be withheld unless such additional or alternative segments would materially adversely affect their ability to provide reliable electric service, cause or create safety problems or would not be feasible for structural reasons. If Northeast Utilities wants to create new route segments in order to extend the their system, we have a right of first refusal on the provision of any such segments. If Northeast Utilities obtains such segments from third parties, Northeast Utilities has agreed to use its best efforts to obtain for us the unimpeded use of not less than 12 usable single mode fibers in such segment on terms no less favorable than those provided to Northeast Utilities.

     The agreements with Northeast Utilities have an initial term of 30 years and expire in September 2024. Thereafter they automatically renew for five-year terms, unless one of the parties has given a one-year advance notice of termination. In the event that Northeast Utilities gives such a notice and terminates the agreements, it must either, at its option, pay us an amount equal to the fair market value of their system less the value of their own network or allow us to retain the indefeasible rights of use and receive from us an annual payment equal to 10% of our gross revenue from the Northeast Utilities system, which payment would be in addition to the other annual payments under the agreements with Northeast Utilities.

     In addition to the foregoing, the agreements with Northeast Utilities may be terminated by Northeast Utilities if we default in the performance of certain of our obligations under the agreements, including the failure to establish Northeast Utilities network by September 1999, the failure to obtain and maintain all necessary government permits, licenses, franchises and approvals, and the failure to pay amounts due under the agreements, subject in most cases to cure periods of between 30 and 90 days.

CENTRAL MAINE POWER COMPANY AGREEMENT

     In January 1997, we and Central Maine Power Company entered into an agreement in which Central Maine Power Company granted us a right of use in fiber optic filaments within a cable along a certain route in Central Maine Power Company's service territory. We and Central Maine Power Company both agreed to use best efforts to complete installation of the Central Maine Power Company system by January 1999. We have the right to install additional cable in Central Maine Power Company's service territory, subject to the approval of Central Maine Power Company, which must not be unreasonably withheld. We are obligated to pay the cost of installing the cable.

     In exchange for the rights of use, we agreed to pay to Central Maine Power Company an annual fee beginning, with regard to any particular route segment, in the first calendar year following the installation date for such route segment.

     Our rights of use do not apply to six fibers that have been set aside for Central Maine Power Company's use as their network. Central Maine Power Company may use these fibers for its own business purposes, but may not lease them to third parties prior to the seventh anniversary of any given installation date. After the seven-year period, to the extent that Central Maine Power Company has excess capacity on its network, Central Maine Power Company is required to negotiate in good faith with us to provide such excess capacity before making it available to third parties. If we do not enter into an agreement with Central Maine Power Company for such excess capacity, Central Maine Power Company will be able to use such capacity to compete with us.

     The agreement with Central Maine Power Company has an initial term of 30 years and expires in January 2027. Thereafter it is renewable at our option for an additional ten-year term. In the event that we elect to renew the agreement, we must pay to Central Maine Power Company an annual payment equal to 10% of our gross annual revenue from the Central Maine Power Company system, which payment would be in addition to the other annual payments under the agreement with Central Maine Power Company.

     In addition to the foregoing, the agreement with Central Maine Power Company may be terminated by them if we default in certain of our obligations under the agreement and such default is not cured within a designated cure period.

     We believe that the Northeast Utility agreements and the Central Maine Power Company agreement are on terms at least as favorable to us as could have been obtained from unaffiliated third parties. Northeast Utilities has waived right-of-way fees otherwise payable by the company through 2004 in return for our agreement to build our system to certain facilities of Northeast Utilities and to allow them to use 12 fibers on designated route segments in their service territory.

REORGANIZATION

     We were incorporated in Massachusetts in July 1989 under the name "FiveCom, Inc." In May 1996, FiveCom LLC, an operating subsidiary a majority of whose stock was owned by the company, was organized in Massachusetts. Also in May 1996, FiveCom LLC and Mode 1 Communications, Inc. , a subsidiary of Northeast Utilities, organized NECOM LLC in Massachusetts, with FiveCom LLC owning approximately 60%, and Mode 1 Communications owning approximately 40% of the membership interests in NECOM LLC. In December 1996, FiveCom LLC and MaineCom Services, a wholly-owned subsidiary of Central Maine Power Company, organized FiveCom of Maine LLC in Massachusetts, with MaineCom Services owning 66.67%, and FiveCom LLC owning 33.33%, of the membership interests in FiveCom of Maine LLC.

     In order to simplify the corporate structure and in contemplation of our initial public offering of common stock, our major stockholders decided to reorganize the company. In April 1998, prior to the reorganization described below, Central Maine Power Company exercised its warrants to purchase 5,876 shares of membership interests in FiveCom LLC for a total exercise price of $58.76. In July 1998, the company entered into a Restructuring and Contribution Agreement with, among others, Central Maine Power Company, MaineCom Services (an affiliate of Central Maine Power Company) and Mode 1 Communications, Inc. (an affiliate of Northeast Utilities) relating to the reorganization described below, pursuant to which each of the minority members in FiveCom LLC (and each of Mode 1 Communications, Inc. and MaineCom Services) exchanged their membership interests in FiveCom LLC, NECOM LLC and FiveCom of Maine LLC, respectively, for shares of the Series B Convertible Preferred Stock of the company; FiveCom LLC and NECOM LLC were each merged with and into a wholly-owned subsidiary of the company; FiveCom of Maine LLC was merged into FiveCom of Maine, Inc., a wholly-owned subsidiary of the company; and the company was reincorporated in Delaware under the name "NorthEast Optic Network, Inc." and our Certificate of Incorporation was amended and restated. The foregoing actions constituted a reorganization of the company. The shares of membership interest in FiveCom LLC received by Central Maine Power Company upon exercise of its warrant were exchanged for 144,172 shares of the Series B Convertible Preferred Stock of the company, and those shares had an estimated value at the time of the reorganization of approximately $4.3 million. Mr. Colantonio and Mr. Musen exchanged their membership interests in FiveCom LLC for 17,788 shares and 14,549 shares, respectively, of our Series B Convertible Preferred Stock, and those shares had an estimated value at the time of the reorganization of approximately $542,000 and $443,000, respectively. The Company believes that the value of the membership interests exchanged in the reorganization was equivalent to the value of the shares issued in respect of each such membership interest.

CMP GROUP, INC., MAINECOM SERVICES, NEW ENGLAND BUSINESS TRUST AND NORTHEAST UTILITIES AGREEMENT

     In March 2000, we entered into a memorandum of understanding with CMP Group, Inc., MaineCom Services, New England Business Trust and Northeast Utilities. Under the memorandum of understanding, we agreed to file a registration statement to register certain shares of common stock held by New England Business Trust in response to the exercise of a demand registration request by New England Business Trust under a 1995 agreement. The registration statement of which this prospectus forms a part is in response to that request. New England Business Trust also agreed to reimburse us for some of the expenses that we incur in connection with this offering, which amount shall not exceed $575,000. Pursuant to the 1995 agreement, we agreed to indemnify New England Business Trust against certain liabilities, including liabilities under the Securities Act.

     Under the memorandum of understanding, Northeast Utilities and New England Business Trust also agreed to amend the existing stockholders agreement between them to provide that each of them may sell shares of common stock pursuant to Rule 144 of the Securities Act without regard to the right of first offer provision contained in the stockholders agreement between them and that each of them would agree to vote for two directors nominated to our board of directors by the other. See "Principal Stockholders Agreement" below. Northeast Utilities and New England Business Trust also agreed that in the event Northeast Utilities holds less than 2,060,953 shares, New England Business Trust would only be obligated to vote for one director nominated by Northeast Utilities and that the voting obligation would be eliminated if Northeast Utilities holds less than 772,917 shares. Likewise, in the event that New England Business Trust holds less than 2,701,629 shares, Northeast Utilities would only be obligated to vote for one director nominated by New England Business Trust and the voting obligation would be eliminated if New England Business Trust holds less than 1,000,672 shares.

     New England Business Trust, Northeast Utilities and we also agreed under the memorandum of understanding to use commercially reasonable efforts to cause the form of stockholders agreement which is to be executed in connection with the closing of the Consolidated Edison Communications and Exelon Corporation agreements to be amended to add New England Business Trust as a party and to provide for amendments similar to those to be made to the existing stockholders agreement between New England Business Trust and Northeast Utilities, which are described above.

     In addition, New England Business Trust and Northeast Utilities agreed under the memorandum of understanding to vote in favor of the issuance of shares to Consolidated Edison Communications and Exelon Corporation in connection with our agreements with each of them in the event stockholder approval is required.

OTHER TRANSACTIONS

         Ms. Courage, a director of the company, is Managing Director at Credit Suisse First Boston, which acts on a regular basis as our financial advisor and provided a fairness opinion in connection with the agreements we entered into with Consolidated Edison Corporation and Exelon Corporation.

         During the years ended December 31, 1997, 1998 and 1999, the company reimbursed Central Maine Power Company and/or MaineCom Services for personnel and construction costs related to our activities. The amount paid to Central Maine Power Company totaled $725,000, $1.2 million and $241,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Of those amounts,$29,779 and $151,933 was included in accounts payable at December 31, 1997 and 1998 respectively.

         The Company paid Northeast Utilities $946,000 in 1997, $1,907,000 in 1998 and $1,159,000 in 1999 for materials, labor and other contractor charges related to the construction of the NEON system. Approximately $494,500, $359,300 and $486,000 was included in accounts payable at December 31, 1997, 1998 and 1999, respectively.

REGISTRATION RIGHTS

         In November 1995, we entered into a Stock Subscription Agreement with Mainecom Services pursuant to which MaineCom Services purchased shares of our Series B Convertible Preferred Stock. Pursuant to the terms of the agreement, MaineCom Services has the right to have the shares of Common Stock that were issued upon conversion of its shares of Series B Convertible Preferred Stock included in any registration statement we file relating to any public offering of our Common Stock, except to the extent the number of such shares may be limited by the managing underwriter of any such offering. In addition, MaineCom Services may request that we register all or part of the those shares at any time at least 180 days after the effective date of a registered underwritten offering of our Common Stock, provided that the anticipated aggregate net offering price for such securities is at least $10,000,000. MaineCom Services through its affiliate, New England Business Trust, made such a demand by a letter addressed to the company and dated January 28, 2000.

PRINCIPAL STOCKHOLDERS AGREEMENT

     Central Maine Power Company and Northeast Utilities have entered into a Principal Stockholders Agreement dated May 28, 1998, whereby each such party agrees that, following the completion of our initial public offering it will not permit or cause the company to merge or consolidate, liquidate or dissolve, change its form of organization or sell, lease, exchange or transfer all or substantially all of its assets; or seek bankruptcy protection or certain other protection from creditors, without the consent of both parties. In addition, each of Northeast Utilities and Central Maine Power Company has rights of first offer in connection with the proposed sale of our common stock held by the other party and the option to purchase the shares of common stock held by the other party if such other party seeks bankruptcy protection or similar relief. This agreement will remain in effect for so long as Northeast Utilities owns at least 10% of our outstanding common stock, fully diluted; and the aggregate shares of common stock owned by Northeast Utilities and Central Maine Power Company is at least 33-1/3% of our outstanding common stock, on a fully diluted basis.

     For a description of employment agreements between the company and the Named Executive Officers, see "Executive Compensation - Employment, Termination and Change-in-Control Arrangements," above. For a description of stock options granted to certain directors of the company, see "Compensation of Directors," above.

Comparative Stock Performance

     The following graph compares the cumulative total stockholder return on the Common Stock between July 31, 1998 (the date our common stock commenced public trading) and December 31, 1999 with the cumulative total return of the Nasdaq (U.S.) Index and the Nasdaq Telephone Communications Index, over the same period. This graph assumes the investment of $100 on July 31, 1998 in our common stock, the Nasdaq U.S. Index and the Nasdaq Telecommunications Index, and assumes any dividends are reinvested.

           Comparison of Seventeen Month Cumulative Total Return Among
                          NorthEast Optic Network, Inc.
                              The Nasdaq U.S. Index
                       The Nasdaq Telecommunications Index

Northeast Optic Network Inc (NOPT)



                                                           CUMULATIVE TOTAL RETURN
                             -------------------------------------------------------------------------------------------------------
                                  7/98      8/98     9/98      10/98     11/98      12/98       1/99       2/99      3/99       4/99

NORTHEAST OPTIC NETWORK, INC.   100.00     51.04    69.79      51.04     88.54      86.46     131.25     125.00    117.71     142.71

NASDAQ STOCK MARKET (U.S.)      100.00     80.18    91.30      95.32    105.00     118.64     135.86     123.67    132.98     137.24

NASDAQ TELECOMMUNICATIONS       100.00     75.51    85.10      92.94     98.47     117.60     135.82     134.26    146.14     154.15



                                                                 CUMULATIVE TOTAL RETURN
                               ---------------------------------------------------------------------------------------
                                      5/99      6/99       7/99       8/99       9/99     10/99      11/99      12/99
NORTHEAST OPTIC NETWORK, INC.       135.42    125.52     301.56     300.00     314.58    303.13     541.67     521.36

NASDAQ STOCK MARKET (U.S.)          133.58    145.50     142.93     148.90     149.03    160.66     179.43     219.57

NASDAQ TELECOMMUNICATIONS           155.99    155.36     151.56     145.05     144.01    170.51     177.79     204.80

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Westborough, Massachusetts, on this 27th day of April 2000.


                                    NORTHEAST OPTIC NETWORK, INC.


                                    By: /s/ Vincent C. Bisceglia
                                        ------------------------
                                        Vincent C. Bisceglia
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Amendment to the Registrant's Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.


        SIGNATURE                              TITLE                              DATE
        ---------                              -----                              ----
  /s/ Vincent C. Bisceglia             Chief Executive Officer and           April 27, 2000
-----------------------------       Chairman of the Board of Directors
    Vincent C. Bisceglia              (Principal Executive Officer)


                                       President and Vice Chairman           April 27, 2000
-----------------------------           of the Board of Directors
    Victor Colantonio


             *                          Vice President, Finance,             April 27, 2000
-----------------------------     Chief Financial Officer and Treasurer
    William F. Fennell             (Principal Financial and Accounting
                                                Officer)


-----------------------------                  Director                      April 27, 2000
   Katherine D. Courage

             *
-----------------------------                  Director                      April 27, 2000
     John W. Forsgren

             *
-----------------------------                  Director                      April 27, 2000
     Gary D. Simon

             *
-----------------------------                  Director                      April 27, 2000
   F. Michael McClain

             *
-----------------------------                  Director                      April 27, 2000
    Arthur Adelberg



*By:   /s/ Vincent C. Bisceglia
    -------------------------------
         Vincent C. Bisceglia
           Attorney-in-fact
                                 -15-