Form 10-K/A
period 1999-12-31
NORTHEAST OPTIC NETWORK INC
filed 2000-05-01
CIK 1062233

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                               AMENDMENT NO. 2 TO
                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         NorthEast Optic Network, Inc. (the "Company") hereby further amends its Annual Report on Form 10-K for the year ended December 31, 1999 in order to correct certain executive compensation and beneficial ownership information previously filed.



PART III

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

                           Summary Compensation Table



                                                                                      Long-Term
                                                                                     Compensation
                                                         Annual Compensation            Awards
                                                        ----------------------     ----------------
                                                                                        Shares
                                                                                      Underlying        All Other
Name and Principal Position               Year               Salary         Bonus         Options       Compensation (1)
------------------------------------    ---------        -------------  ---------- -----------------   -----------------
Vincent C. Bisceglia...........           1999               $211,746          --           299,628             $4,124
    CHAIRMAN OF THE BOARD, CHIEF          1998                 25,845          --           350,000                 --
    EXECUTIVE OFFICER AND DIRECTOR        1997                     --          --                --                 --

Victor Colantonio..............           1999                203,325          --                --              4,994
    VICE CHAIRMAN OF THE BOARD,           1998                174,556     500,000           649,628              4,800
    PRESIDENT AND DIRECTOR                1997                150,000       2,885                --                 --

William F. Fennell.............           1999                127,175          --                --              3,840
    CHIEF FINANCIAL OFFICER,              1998                111,436          --           162,407              3,246
    TREASURER AND ASSISTANT               1997                 91,731          --                --                 --
    SECRETARY

Michael A. Musen...............           1999                115,855          --            60,000              3,557
    VICE PRESIDENT, OPERATIONS            1998                123,313          --            40,601              3,592
                                          1997                112,000       2,154                --                 --


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


                                Shares of Common Stock
                                  Beneficially Owned
Name of Beneficial Owner          Number      Percentage
------------------------       ---------      ----------
CMP Group, Inc. (1)..........  6,180,801         37.2%
  41 Anthony Avenue
  Augusta, Maine 04330

Northeast Utilities (2)......  4,774,038         28.7
  107 Selden Street
  Berlin, Connecticut 06037

Vincent C. Bisceglia (3).....     74,607            *
Victor Colantonio (4)........    215,029          1.3
William F. Fennell (5).......     21,604            *
Michael C. Musen (6).........     31,501            *
Katherine Dietze Courage
  (7)........................     17,462            *
Arthur W. Adelberg (8).......      8,542            *
F. Michael McClain (9).......     17,462            *
Gary D. Simon (10)...........      5,462            *
John H. Forsgren (11)........      5,462            *
All directors and executive
  officers as a group

  (9 persons) (12)..........    397,131          2.4


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

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Westborough, Massachusetts, on this 1st day of May 2000.


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



        SIGNATURE                              TITLE                              DATE
        ---------                              -----                              ----
  /s/ Vincent C. Bisceglia             Chief Executive Officer and             May 1, 2000
-----------------------------       Chairman of the Board of Directors
    Vincent C. Bisceglia              (Principal Executive Officer)


                                       President and Vice Chairman             May 1, 2000
-----------------------------           of the Board of Directors
    Victor Colantonio


             *                          Vice President, Finance,               May 1, 2000
-----------------------------     Chief Financial Officer and Treasurer
    William F. Fennell             (Principal Financial and Accounting
                                                Officer)


-----------------------------                  Director                        May 1, 2000
   Katherine D. Courage

             *
-----------------------------                  Director                        May 1, 2000
     John W. Forsgren

             *
-----------------------------                  Director                        May 1, 2000
     Gary D. Simon

             *
-----------------------------                  Director                        May 1, 2000
   F. Michael McClain

             *
-----------------------------                  Director                        May 1, 2000
    Arthur Adelberg




*By:   /s/ Vincent C. Bisceglia
    -------------------------------
         Vincent C. Bisceglia
           Attorney-in-fact