Form 10-Q
period 2000-03-31
NORTHEAST OPTIC NETWORK INC
filed 2000-05-15
CIK 1062233

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period                  to


                        COMMISSION FILE NUMBER: 000-24653

                          NORTHEAST OPTIC NETWORK, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 04-3056279
      (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

                              2200 WEST PARK DRIVE
                        WESTBOROUGH, MASSACHUSETTS 01851
                                 (508) 616-7800

   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, there were [16,655,581] outstanding shares of the Registrant's common stock, $0.01 par value per share.

===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          NORTHEAST OPTIC NETWORK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                      2000             1999
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   6,665,050    $   4,768,389
   Short-term restricted cash and investments                                        20,344,602       22,518,611
   Short-term investments                                                            52,032,524       66,803,311
   Accounts receivable                                                                1,817,299        1,858,201
   Prepaid expenses and other current assets                                            653,069          494,323
                                                                                  -------------     ------------
         Total current assets                                                        81,512,544       96,442,835
                                                                                  -------------     ------------
PROPERTY AND EQUIPMENT, NET                                                         106,420,815       94,924,843

RESTRICTED CASH AND INVESTMENTS                                                      23,029,978       31,693,543

INTANGIBLE ASSETS, NET                                                               56,878,402       57,572,155
                                                                                  -------------     ------------
                                                                                  $ 267,841,739    $ 280,633,376
                                                                                  -------------     ------------
                                                                                  -------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                               $   9,103,730    $   3,783,354
   Accounts payable construction-in-progress                                          6,858,436        9,438,350
   Accrued expenses                                                                   6,953,407       13,348,296
   Accrued right-of-way fees, related party                                             797,014          886,322
   Deferred revenue                                                                      77,760           58,380
                                                                                  -------------     ------------
         Total current liabilities                                                   23,790,347       27,514,702
                                                                                  -------------     ------------
DEFERRED REVENUE, NET OF CURRENT PORTION                                                951,204          969,026
                                                                                  -------------     ------------
LONG-TERM ACCOUNTS PAYABLE - COMMUNICATIONS NETWORK                                     922,538        4,682,858
                                                                                  -------------     ------------
LONG-TERM OBLIGATIONS                                                               180,000,000      180,000,000
                                                                                  -------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--30,000,000 shares; 16,655,581 and 16,393,534 shares issued and
       outstanding March 31, 2000 and December 31, 1999, respectively                   166,555          163,935
   Additional paid-in capital                                                       113,055,338      110,072,881
   Accumulated deficit                                                              (51,044,243)     (42,770,026)
                                                                                  -------------     ------------
         Total stockholders' equity                                                  62,177,650       67,466,790
                                                                                  -------------     ------------
                                                                                  $ 267,841,739    $ 280,633,376
                                                                                  -------------     ------------
                                                                                  -------------     ------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE-MONTHS ENDED
                                                                  MARCH 31,
                                                            2000              1999
Revenues:
   Network service                                      $  1,663,192    $    421,481
   Other service                                             989,514          99,475
                                                        ------------    ------------
          Total revenues                                   2,652,706         520,956
                                                        ------------    ------------
EXPENSES:
   Cost of revenues                                        2,110,502         928,988
   Selling, general and administrative                     2,508,614       1,321,373
   Depreciation and amortization                           2,458,941         794,978
                                                        ------------    ------------

         Total expenses                                    7,078,057       3,045,339
                                                        ------------    ------------

          Loss from operations                            (4,425,351)     (2,524,383)

OTHER INCOME (EXPENSE):

   Interest income and other, net                          1,535,409       2,240,764
   Interest expense                                       (5,384,275)     (4,979,661)
                                                        ------------    ------------

          Total other income (expense)                    (3,848,866)     (2,738,897)
                                                        ------------    ------------

NET LOSS                                                $ (8,274,217)   $ (5,263,280)
                                                        ------------    ------------
                                                        ------------    ------------

BASIC AND DILUTED LOSS PER SHARE                        $      (0.50)   $      (0.33)
                                                        ------------    ------------
                                                        ------------    ------------

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     16,476,116      16,070,027
                                                        ------------    ------------
                                                        ------------    ------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE-MONTHS ENDED MARCH 31,
                                                                        2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (8,274,217)   $ (5,263,280)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                      2,458,941         794,978
     Amortization of deferred financing costs                             325,071         156,661
     Changes in assets and liabilities-
       Accounts receivable                                                 40,902         (76,084)
       Refundable taxes from related party                                   --           755,838
       Prepaid expenses and other current assets                         (158,746)       (446,595)
       Accounts payable                                                 5,320,376       4,390,694
       Accrued expenses                                                (6,484,197)     (6,776,248)
       Deferred revenue                                                     1,558         (97,702)
                                                                     ------------    ------------
         Net cash used in operating activities                         (6,770,312)     (6,561,738)
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                (53,479,213)     (6,551,118)
   Sales of short-term investments                                     68,250,000            --
   Purchases of property and equipment                                (13,555,938)    (14,837,780)
   Increase in intangible assets                                          (30,293)       (382,831)
                                                                     ------------    ------------
         Net cash provided by (used in) investing activities            1,184,556     (21,771,729)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) Increase in construction and long-term accounts
     payable                                                           (6,340,234)      2,793,790
   Payments on long-term obligations                                         --          (108,394)
   Decrease in restricted cash and investments                         10,837,574      11,183,153
   Proceeds from exercise of stock options and warrants                 2,985,077             687
                                                                     ------------    ------------
         Net cash provided by financing activities                      7,482,417      13,869,236
                                                                     ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,896,661     (14,464,231)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            4,768,389      57,737,792
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $  6,665,050    $ 43,273,561
                                                                     ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                        $ 11,077,350    $ 13,058,700
                                                                     ------------    ------------
                                                                     ------------    ------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)    Operations

       NorthEast Optic Network, Inc. (the "Company" or "NEON") and its subsidiaries are engaged in the ownership, management, operation and construction of fiber optic telecommunication networks in the Northeast, consisting of New England and New York. References to "we", "us" or "our" in this Report mean NEON and its subsidiaries.

       On November 24, 1999, the Company entered into preliminary agreements with Consolidated Edison Communications, Inc. ("Consolidated Edison Communications" or "CEC") and Exelon Corporation ("Exelon"). The Company will provide network transport and carrier services in the service areas of the Company, CEC and Exelon. At the same time, each of the parties will provide connectivity from the Company's backbone system to their respective local loops and each will manage their local distributions into New York, Philadelphia, Baltimore and Washington, DC. The communications network will operate under the NEON-Registered Trademark-brand. The term of the CEC agreement is for no less than 25 years and the term of the Exelon agreement is for 20 years with five-year extension periods. Under these agreements, we have agreed to issue 2,448,240 shares of our common stock to Consolidated Edison Communications and 2,106,625 shares of our common stock to Exelon Corporation (in each case subject to adjustment as set forth in the agreements), which would result in Consolidated Edison Communications and Exelon Corporation owning approximately 10.75% and 9.25% of our outstanding common stock, respectively. Each of these companies also would receive the right to nominate one member to our board of directors. The Company expects that a substantial portion of the value of the stock paid to CEC and Exelon under these agreements will be recorded as an intangible and will result in significant amortization expense and an increase in the Company's net loss per share over the terms of the related agreements. CEC and Exelon have also agreed to contribute to the Company $3,500,000 and $1,950,000, respectively, for the build-out of local points of presence ("POPs") and the related optronics. Also, CEC and Exelon have agreed to pay the Company approximately $7,900,000 and $6,000,000, respectively, over four years for the cost of POP rental, POP operating expenses, optronics maintenance and sales and marketing expenses. These agreements are subject to termination by either party if the respective closings thereunder have not occurred by September 7, 2000, and are subject to substantial closing conditions that may not be satisfied by that date. The Company is seeking an extension of this termination date. The CEC transaction has encountered regulatory delays, and the Company cannot predict when this transaction will close.

       To date, the Company has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $51,000,000. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON system and could have a material adverse effect on the Company.

(2)    Significant Accounting Policies

       The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

       (a)    PRINCIPLES OF CONSOLIDATION

              The accompanying unaudited consolidated financial statements include the results of operations of NorthEast Optic Network, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       (b)    BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

       (d)    REVENUE RECOGNITION

              The services the Company provides include long-term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) and short-term leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment) at fixed-cost pricing over multi-year terms. Revenues on telecommunications network services are recognized ratably over the term of the applicable agreements with customers, which range from 1 to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also leases space at its facilities (collocation services). Other service revenue includes these collocation service revenues as well as revenues from nonrecurring design, engineering and construction services. Revenues for these nonrecurring services are generally recognized as services are performed as the Company has no further obligations.

              The Company has contracts with customers that provide service level commitments, which may obligate the Company to provide credits against billings if service is interrupted or does not meet the customer's operating parameters. These amounts are accounted for in cost of sales. To date, credits issued under these arrangements have not been material.

       (e)    COMPREHENSIVE INCOME (LOSS)

              SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

       (f)    EARNINGS PER SHARE

              In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first three months of 2000 and 1999. Diluted net loss per share excludes 1,835,533 shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

       (G)    NEW ACCOUNTING STANDARDS

              The SEC issued SAB No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance, as amended by SAB No. 101A through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES, no later than the second quarter of fiscal 2000. Management is currently evaluating the effects that this guidance is expected to have on the Company's financial statements.

(3)    12-3/4% SENIOR NOTES

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

(4)    PREFERRED STOCK

       The Company's Certificate of Incorporation, as amended and restated to date, authorizes the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as are determined by the Board of Directors. At March 31, 2000, no such shares of preferred stock were issued and outstanding.

(5)    CONTINGENCIES

       Certain claims arising in the ordinary course of business are pending against the Company. Management believes these claims are without merit and that no such claim will result in material liability to the Company.

(6)    CONCENTRATION OF CREDIT RISK

       SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, no additional credit risk is believed by management to be inherent in the Company's accounts receivable. For the three months ended March 31, 2000 and March 31, 1999, 3 and 3 customers represented 36% and 88% of revenues, respectively. At March 31, 2000 and December 31, 1999, 3 and 3 customers represented 47% and 56% of accounts receivable, respectively.

(7)    SEGMENT DISCLOSURE

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

       The Company analyzes segment reporting based on dark fiber, lit fiber, collocation and other services. Dark fiber, lit fiber, collocation and ancillary network services are reported as revenue only. Cost of revenues, and property and equipment is primarily the operating costs and the communications network and equipment that supports each segment, which is not allocated among the segments for management reporting or segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated among the segments for management or segment reporting purposes.

       Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with the Company's financial statements. The accounting policies of the segments are the same as those described in Note 2.

       Financial information for the Company's segments is as follows:

                                                               THREE MONTHS ENDED MARCH 31,
                                                             2000                        1999
Revenues

       Dark fiber                                       $     663,304               $    386,681
       Lit fiber                                              999,888                     34,800
       Ancillary network services (1)                         715,746                     99,475
       Collocation                                            273,768                          -
                                                        -------------              -------------
       Total revenues                                       2,652,706                    520,956
                                                        -------------              -------------
Cost of revenues                                            2,110,502                    928,988
Selling, general and administrative                         2,508,614                  1,321,373
Depreciation and amortization                               2,458,941                    794,978
                                                        -------------              -------------
Operating loss                                          $  (4,425,351)              $ (2,524,383)
                                                        -------------              -------------
                                                        -------------              -------------
Net property and equipment                              $ 106,420,815               $ 67,364,457
                                                        -------------              -------------
                                                        -------------              -------------
Capital expenditures                                     $ 13,555,938               $ 14,837,780
                                                        -------------              -------------
                                                        -------------              -------------

(1) Includes nonrecurring revenues associated with design, engineering and construction services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In particular, but without limiting the foregoing, our statements about, relating to or dependent on our agreements with Consolidated Edison Communications and Exelon Corporation, the satisfaction of the conditions under those agreements and the extent of our network following the consummation of the closing under each of those agreements constitute forward-looking statements. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly under the heading "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

OVERVIEW

We own and operate a technologically advanced, high-bandwidth fiber optic network providing capacity on a wholesale basis to telecommunications service providers, including local, long distance and wireless telephone companies and Internet service providers. Our network currently extends from Portland, Maine to New York City and agreements currently in place with Exelon and Consolidated Edison Communications would, subject to regulatory approval, extend our network to Philadelphia, Baltimore and Washington, D.C. and expand the reach of our network in and around New York City. Our customers can connect directly to our network at multiple locations in the larger cities we serve and also in the smaller communities along our network's routes.

To date we have experienced net losses and negative cash flow from operating activities. From our inception to the present, our principal activities included building our network, developing our business plans, hiring management and other key personnel and negotiating and executing customer contracts. In the third quarter of 1999, we commenced the roll-out of our lit services into New York City. We expect to continue to generate net losses and negative cash flow as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. See "Liquidity and Capital Resources."

Our network service revenues include long-term leases of dark fiber and shorter-term leases of lit fiber at fixed-cost pricing over multi-year terms. We also provide collocation services at our facilities. Other service revenues include nonrecurring design, engineering and construction services. We generally receive fixed monthly payments from our customers for the leasing of capacity on our network and recognize revenues ratably over the term of the applicable customer agreement. Other service revenues are non-refundable and are generally recognized as services are performed.

In the first quarter of 2000, approximately 37% of our revenues consisted of other service revenues. We anticipate that as we proceed with the deployment of our network, the percentage of revenues which we receive from network services will increase as a percentage of revenues.

Our costs consist primarily of cost of sales, selling, general and administrative expenses, depreciation and amortization and interest expense. Cost of sales relates to lease payments for fiber optic facilities, network surveillance, operations and maintenance costs and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales and marketing infrastructure, including personnel, advertising costs and promotional activities and management and information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill from our reorganization on July 8, 1998. Interest expense relates to interest on our $180 million 12 3/4% Senior Notes Due 2008.

All references to "we", "us" or "our" appearing in this Report mean NorthEast Optic Network, Inc. and its subsidiaries.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2000 were $2,652,706, an increase of $2,131,750 or 409% compared to $520,956 in the same period in 1999. Revenues were generated by recurring lease services of $1,663,192 during the first quarter of 2000 compared to $421,481 during the first quarter of 1999 and other service revenue of $989,514 during the first quarter of 2000 compared to $99,475 during the first quarter of 1999. Other service revenue consists of collocation revenues and nonrecurring revenues related to design, engineering, and construction.

Cost of sales for the three months ended March 31, 2000 were $2,110,502, an increase of $1,181,514 or 127% compared to $928,988 in the same period in 1999. This increase was primarily due to lease payments for fiber optic facilities, network surveillance cost, operations and maintenance costs and property taxes resulting from network expansion in our service territory.

Selling, general, and administrative expenses were $2,508,614 for the three months ended March 31, 2000, an increase of $1,187,241 or 90% compared to $1,321,373 in the same period in 1999. The increase reflects an investment in the sales and marketing infrastructure, including personnel, advertising costs and promotional activities and an increase in management and information technology.

Depreciation and amortization expense increased 209% to $2,458,941 for the three months ended March 31, 2000 compared to $794,978 for the three months ended March 31, 1999. This increase resulted from higher depreciation expense associated with additional segments of our system being placed into service, completion of points of presence and the amortization of goodwill resulting from the reorganization on July 8, 1998.

Interest income decreased 31% to $1,535,409 for the three months ended March 31, 2000 from $2,240,764 for the three months ended March 31, 1999. This decrease was due primarily to lower cash and investment balances for the quarter, resulting from capital expenditures necessary to place additional segments of the NEON system into service.

Interest expense was $5,384,275 for the three months ended March 31, 2000 compared to $4,979,661 for the same period in 1999, an increase of 8%. This increase relates primarily to interest expense resulting from long-term network accounts payable, in addition to interest on our $180 million 12 3/4% Senior Notes Due 2008.

Our net loss for the quarter ended March 31, 2000 was $8,274,217 or a loss of $.50 per share. This compares to a net loss of $5,263,280 or a loss of $.33 per share in the same period last year. The increase in net loss is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have required substantial investment for the design, construction and development of our network and the purchase of telecommunication equipment. Capital expenditures were approximately $13,600,000 and $14,800,000 for the three months ended March 31, 2000 and 1999, respectively. We expect to require substantial capital in connection with the following:

-   expansion and improvement of our network;
-   connection of additional buildings and customers to our network;
-   purchase of additional telecommunications equipment;
-   purchase and development of our operating support systems; and
-   operation and maintenance of existing facilities.

We have funded a substantial portion of these expenditures through our completed public offerings on August 5, 1998, resulting in net proceeds to us of approximately $218 million (after deducting expenses and before deducting $72.0 million in escrowed funds to cover the first seven semi-annual interest payments on our $180 million 12 3/4% Senior Notes due 2008).

The substantial capital investment required to build our network has resulted in negative cash flow after investing activities over the last three years. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of our network before connecting revenue-generating customers. We expect to continue to produce negative cash flow after investing activities for the current year due to the continuous expansion and development of our network. Our ability to continue this expansion will be limited by our current capital resources until sufficient cash flow after investing activities is generated unless we seek and obtain additional capital.

Net cash used in operating activities was $6,770,312 and $6,561,738 for the three months ended March 31, 2000 and 1999 respectively. Net cash used by operating activities for the three months ended March 31, 2000 was due primarily to our operating loss partially offset by improved working capital and non-cash items.

Net cash provided by (used in) investing activities was $1,184,556 and ($21,771,729) for the three months ended March 31, 2000 and 1999 respectively. Cash provided by investing activities for the three months ended March 31, 2000 was due primarily to proceeds from sales of the investments coming to maturity during the first quarter of 2000, offset by the cost of construction and deployment of telecommunications equipment to build our network and the purchases of short-term investments.

Cash flow from financing activities was $7,482,417 and $13,869,236 for the three months ended March 31, 2000 and 1999 respectively. Cash flow from financing activities during the three months ended March 31, 2000 was generated from the restricted cash placed in escrow in connection with the proceeds from the sale of our 12 3/4% Senior Notes Due 2008 and payments made on long-term construction accounts payable during the quarter.

We anticipate that we will continue to experience negative cash flow as we expand our network, construct additional networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of our system in the Northeast and its planned expansion to the Mid-Atlantic region. As a result, we intend to use our cash on hand and the remaining net proceeds of the 1998 public offerings, and we may attempt to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and the sale of equity and/or debt securities.

Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

- demand for our services or cash flow from operations is less than or more than expected;
-  our plans or projections change or prove to be inaccurate;
-  we make acquisitions; or
- we accelerate deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

The expectations of required future capital expenditures are based on our current estimates.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact on our consolidated financial statements based on the current structure and operations.

The Securities and Exchange Commission issued SAB No. 101, REVENUE RECOGNITION, in December 1999. We are required to adopt this new accounting guidance, as amended by SAB No. 101A through a cumulative charge to retained earnings in accordance with Accounting Principles Board ("APB") Opinion No. 20, ACCOUNTING CHANGES, no later than the second quarter of fiscal 2000. We are currently evaluating the effects that this guidance is expected to have on the Company's financial statements.

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO.
25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998 but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

RISK FACTORS

There are a number of important factors that could affect our business and future operating results, including, without limitation, the factors set forth below, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors. Any of the following factors could have a material adverse effect on our business and our future operating results.

RISKS RELATING TO OUR BUSINESS STRATEGY

WE HAVE HAD SIGNIFICANT NET LOSSES AND OUR OPERATING RESULTS HAVE VARIED AND WILL CONTINUE TO VARY SIGNIFICANTLY.

Our current business has a very limited history. We have incurred net losses since our inception. Our future operating results will fluctuate annually and quarterly due to several factors, some of which are outside our control. These factors include pricing strategies for our services, changes in telecommunications technology, changes in the regulatory environment, cost and timely availability of equipment, cost of construction and changes in general and local economic conditions.

OUR BUSINESS STRATEGY DEPENDS UPON ANTICIPATED CUSTOMER DEMAND FOR OUR SERVICES, AND OUR FAILURE TO OBTAIN CUSTOMERS FOR OUR SERVICES AT PROFITABLE RATES WOULD ADVERSELY AFFECT OUR BUSINESS RESULTS.

Our ability to become profitable depends upon our ability to secure a market for our services and obtain service contracts with our communications customers. Many of our targeted customers may also be our potential competitors. If our services are not satisfactory or cost competitive, our targeted customers may utilize other providers where available, or construct their own networks, which would reduce their need for our services and create future sources of competition for us.

INTENSE COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY FROM A BROAD RANGE OF COMPETITORS MAY PREVENT US FROM OBTAINING CUSTOMERS AND REQUIRE US TO CUT PRICES.

The telecommunications industry is highly competitive. We face substantial competition from companies with significantly greater financial and other resources whose capacity is interchangeable with the capacity we offer, including incumbent local telephone companies, competitive local telephone companies and major long distance companies. In addition, potential competitors capable of offering services similar to those offered by us include other communications service providers that own and operate their own networks and equipment, including cable television companies, electric utilities, microwave carriers, satellite carriers, wireless communication system operators and end-users with private communications networks. Two of our principal stockholders, Northeast Utilities and CMP Group, Inc., an affiliate of the selling stockholder, each own or have rights to fibers in the cable that includes a portion of our network, which permits each of them to compete directly with us in the future if they use these fibers for purposes other than their corporate requirements. Our rights-of-way are non-exclusive so that other service providers (including the utilities themselves) could install competing networks using the same rights-of-way.

BECAUSE WE OFFER A RELATIVELY NARROW RANGE OF SERVICES IN COMPARISON TO SOME OF OUR COMPETITORS, WE CANNOT ACHIEVE REVENUES COMPARABLE TO COMPANIES OFFERING A BROADER ARRAY OF SERVICES AND MAY BE AT A COMPETITIVE DISADVANTAGE WITH RESPECT TO THE SERVICES WE OFFER.

Unlike more diversified telecommunications companies, we derive and expect to continue to derive substantially all of our revenues from the leasing of fiber optic capacity on a wholesale basis to our customers, most of whom are telecommunications companies and Internet service providers serving end-users. The limited nature of our current services could limit our potential revenues and result in our having lower revenues than competitors which provide a wider array of services.

DUE TO RAPIDLY EVOLVING TECHNOLOGIES IN OUR INDUSTRY AND THE UNCERTAINTY OF FUTURE GOVERNMENT REGULATION, OUR CURRENT BUSINESS PLAN MAY BECOME OBSOLETE AND WE MAY BE UNABLE TO MAINTAIN A COMPETITIVE POSITION IF WE ARE UNABLE TO SUCCESSFULLY ADJUST OUR PRODUCTS, SERVICES AND BUSINESS STRATEGIES AS REQUIRED.

In the future, we may become subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, the consolidation in the industry among local and long distance service providers and the effects of deregulation resulting from the Telecommunications Act of 1996. The introduction of new services and products or the emergence of new technologies may change the cost or increase the supply of services and products similar to those which we provide. We cannot predict which of many possible future product and service offerings will be crucial to maintain our competitive position or what expenditures will be required to develop profitably and provide such products and services. Prices for our services to carriers specifically, and interstate services in general, may decline over the next several years due primarily to price competition to the extent that network providers continue to install networks that compete with our network. We also believe that there will be technological advances that will permit substantial increases in the transmission capacity of both new and existing fiber.

A LIMITED NUMBER OF CUSTOMERS HAS ACCOUNTED FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES.

Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1998, three customers accounted for 50%, 19% and 12% of revenues, respectively. In 1999, three customers accounted for 18%, 16% and 13% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues of a small number of customers.

RISKS RELATING TO THE EXPANSION AND OPERATION OF OUR FIBER OPTIC NETWORK

THE SUCCESSFUL, TIMELY AND COST-EFFECTIVE EXPANSION OF OUR FIBER OPTIC NETWORK WITHIN THE NORTHEAST AND INTO THE MID-ATLANTIC REGION IS CRUCIAL TO OUR BUSINESS PLAN, AND DEPENDS UPON NUMEROUS FACTORS BEYOND OUR CONTROL.

Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and into the Mid-Atlantic region. Among the major factors that could affect our success are:

- the inability to consummate, or a delay in consummating, our agreement with Consolidated Edison Communications, which remains subject to substantial regulatory conditions which have already resulted in delays; and

- the failure of both affiliated and third-party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner.

Either of these factors, or other factors, over which we have little control, could significantly hinder our ability to complete our network and execute our business plan.

EACH OF OUR AGREEMENTS WITH CONSOLIDATED EDISON COMMUNICATIONS AND EXELON CORPORATION IS SUBJECT TO POSSIBLE TERMINATION IF THE CLOSING UNDER THAT AGREEMENT DOES NOT OCCUR BY SEPTEMBER 7, 2000.

Each of our agreements with Consolidated Edison Communications and Exelon Corporation is subject to termination by either party if the closing conditions under that agreement have not been satisfied by September 7, 2000. Both of these agreements are subject to substantial closing conditions that may not be satisfied by September 7, 2000. If one or both of these agreements is terminated, our business plan will be adversely affected.

OUR AGREEMENT WITH CONSOLIDATED EDISON COMMUNICATIONS FOR THE EXPANSION OF OUR NETWORK IN NEW YORK CITY HAS ENCOUNTERED REGULATORY DELAYS.

Consolidated Edison Communications' application for a municipal franchise to operate as a telecommunications carrier in New York City and the application of its parent, Consolidated Edison, which would enable it to install fiber optic cable in its conduits, have encountered delays, and we cannot be sure when they will be granted, if at all. Our agreement with Consolidated Edison Communications is contingent on this approval, and if the necessary approvals are not forthcoming, we may be forced to serve New York City using alternative rights of way shared by other carriers that would not provide the same route diversity as those offered by Consolidated Edison Communications. A significant delay in obtaining the necessary approvals, or in our decision to select an alternative means of serving this area, would delay our expansion into New York City.

THE EXPENDITURES NECESSARY TO SUFFICIENTLY EXPAND OUR FIBER OPTIC NETWORK AND DEVELOP OUR SERVICES IN ORDER TO SATISFY THE CURRENT AND FORECASTED DEMANDS OF OUR CUSTOMERS MAY SURPASS OUR AVAILABLE CASH, AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL TO DEVELOP OUR SERVICES ON A TIMELY BASIS AND ON ACCEPTABLE TERMS.

Although we have expended significant resources in building our network from Portland, Maine to New York City and the development of our customer base, we will require significant additional cash in order to expand our geographic coverage and the range of services which we can offer throughout our service area in order to be competitive in our market. These expenditures for expansion and for more services, together with associated operating expenses, will reduce our cash flow and profitability until we establish an adequate customer base throughout all of our coverage areas. To date, we have expended substantial amounts on construction of our network from the proceeds of our financing activities and, accordingly, we have generated negative cash flow. We may need to obtain additional capital to expand our services and increase our service territory, and cannot guarantee that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

WE OBTAIN SOME OF THE KEY COMPONENTS USED IN OUR FIBER OPTIC NETWORK FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD DISRUPT OUR OPERATIONS AND RESULT IN A SUBSTANTIAL LOSS OF REVENUE.

We depend upon a small group of suppliers for some of the key components and parts used in our network. In particular, we purchase cable from Lucent-Fitel and from Corning, and we purchase fiber optic equipment from Nortel Networks, Cerent Corporation and Sycamore Networks. Any delay or extended interruption in the supply of any of the key components, changes in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into our network could disrupt our operations.

OUR FIBER OPTIC NETWORK, WHICH IS OUR SOLE SOURCE OF REVENUE, IS VULNERABLE TO PHYSICAL

DAMAGE, CATASTROPHIC OUTAGES, POWER LOSS AND OTHER DISRUPTIONS BEYOND OUR CONTROL, AND THE OCCURRENCE OF ANY OF THESE FAILURES COULD RESULT IN IMMEDIATE LOSS OF REVENUE, PAYMENT OF OUTAGE CREDITS TO OUR CUSTOMERS AND, MORE IMPORTANTLY, THE LOSS OF OUR CUSTOMERS' CONFIDENCE AND OUR BUSINESS REPUTATION.

Our success in marketing our services to our customers requires that we provide high reliability, high bandwidth and a secure network. Our network and the infrastructure upon which it depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security and other disruptions beyond our control that may cause interruptions in service or reduced capacity for customers. Our agreements with our customers typically provide for the payment of outage related credits (a predetermined reduction or offset against our lease rate when a customer's leased facility is non-operational or otherwise does not meet certain operating parameters) or damages in the event of a disruption in service. These credits or damages could be substantial and could significantly decrease our net revenue. Significant or lengthy outages would also undermine our customers' confidence in our fiber optic network and injure our business reputation.

RISKS RELATING TO OUR RIGHTS-OF-WAY

WE COULD LOSE THE CONTRACT RIGHTS UPON WHICH WE RELY TO OPERATE AND MAINTAIN OUR NETWORK IN THE EVENT OF BANKRUPTCY PROCEEDINGS RELATING TO ONE OR MORE OF THE THIRD PARTIES THAT HAVE GRANTED TO US THE RIGHT TO BUILD AND OPERATE OUR NETWORK USING THEIR RIGHTS-OF-WAY.

The construction and operation of significant portions of our fiber optic network depend upon contract rights known as indefeasible rights-of-use. Indefeasible rights-of-use are commonly used in the telecommunications industry, but remain a relatively new concept in property law. Although indefeasible rights-of-use give the holder a number of rights to control the relevant rights-of-way or fiber optic filaments, legal title remains with the grantor of the rights. Therefore, the legal status of indefeasible rights-of-use remains uncertain, and our indefeasible rights-of-use might be voidable in the event of bankruptcy of the grantor. If we were to lose an indefeasible right-of-use in a key portion of our network, our ability to service our customers could become seriously impaired and we could be required to incur significant expense to resume the operation of our fiber optic network in the affected areas.

DESPITE OUR EXISTING RIGHTS-OF-WAY, WE MAY BE FORCED TO MAKE SUBSTANTIAL ADDITIONAL PAYMENTS TO THE AFFECTED LANDOWNERS OR REMOVE OUR NETWORK FROM THEIR PROPERTY, WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS AND OUR RESULTS OF OPERATIONS.

Our indefeasible rights-of-use depend on the grantor's interest in the property on which our network is located. To the extent that a grantor of an indefeasible right-of-use has a limited easement in the underlying property and not full legal title, the adequacy of our indefeasible rights-of-use could be challenged in court. For example, in May 1999, AT&T entered into a costly settlement of a class action suit brought by landowners who asserted that the railroad-based rights-of-way upon which AT&T had relied to build portions of its fiber optic network were insufficient to permit AT&T to use these rights-of-way for telecommunications purposes.

We believe that it is likely that a number of landowners may make similar claims against us based on our use of utility rights-of-way for our telecommunications purposes. In fact, some landowners have already asserted claims against us on this basis, and, to date, in two cases, rather than electing to contest the landowners' interpretation of the scope of the easement, we have made a payment to such landowners to acquire rights-of-way meeting our requirements. We believe that the easements granted by a substantial number of landowners to grantors of our indefeasible rights-of-use are similar in scope to those with respect to which claims have been asserted, and we cannot guarantee that additional claims will not be made in the future.

BECAUSE SIGNIFICANT PORTIONS OF OUR FIBER OPTIC NETWORK ARE CONSTRUCTED UPON RIGHTS-OF-WAY CONTROLLED BY ELECTRIC UTILITY COMPANIES WHICH GENERALLY PLACE THE OPERATION OF THEIR ELECTRICAL FACILITIES AHEAD OF THE OPERATION OF OUR FIBER OPTIC NETWORK, WE MAY BE UNABLE TO CONSTRUCT AND OPERATE OUR FIBER OPTIC NETWORK IN THE AFFECTED AREAS WITHOUT PERIODIC INTERRUPTIONS AND DELAYS CAUSED BY THE DAY-TO-DAY OPERATIONS OF THESE UTILITY COMPANIES.

Our rights-of-way agreements with Northeast Utilities and Central Maine Power Company contain provisions which acknowledge the right of Northeast Utilities and Central Maine Power, respectively, to make the provision of electrical services to their own customers their top priority. Northeast Utilities and Central Maine Power are required only to exercise "reasonable care" with respect to our facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their electricity customers, any of which actions could impair operation of our network. In addition, some of our ongoing operational efforts are constrained by the limited ability of the utilities to de-energize segments of their transmission and distribution facilities in order to permit construction crews to work safely. We have experienced construction delays in the past as a result of such inability to timely de-energize certain segments and we may experience such delays in the future.

RISKS RELATING TO GOVERNMENT REGULATION

FEDERAL REGULATION OF THE TELECOMMUNICATIONS INDUSTRY IS CHANGING RAPIDLY AND WE COULD BECOME SUBJECT TO UNFAVORABLE NEW RULES AND REQUIREMENTS WHICH COULD IMPOSE SUBSTANTIAL FINANCIAL AND ADMINISTRATIVE BURDENS ON US AND INTERFERE WITH OUR ABILITY TO SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGIES.

Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence our viability. Consequently, undesirable regulatory changes could adversely affect our business, financial condition and results of operations.

REVENUES FROM LIT SERVICES TO INTERNET SERVICE PROVIDERS, WHICH REPRESENT A PORTION OF OUR REVENUES, ARE SUBJECT TO CONTRIBUTIONS TO THE FCC'S UNIVERSAL SERVICE FUND.

While we generally do not deal directly with end-users of telecommunications services and are therefore generally exempt from contributing to the FCC's Universal Service Fund, the FCC treats Internet service providers purchasing lit services as end-users for these purposes. Our revenues from providing these services, which represent a portion of our revenues, are therefore subject to an assessment of 5.8% of gross interstate revenue for the first quarter of 2000, and this assessment could increase.

IF WE BECOME SUBJECT TO REGULATION AS A COMMON CARRIER IN THE FUTURE, WE WOULD BE SUBJECT TO ADDITIONAL REGULATORY REQUIREMENTS.

We do not believe that we are currently a "common carrier," but that status could change based on differing interpretations of current regulations, regulatory changes and changes in the way we conduct our business. If we become regulated as a common carrier, we would have to file tariffs for our services with the FCC and submit other reports, and would be required to contribute to federal funds including, but not limited to, those established for Telecommunications Relay Services and for the management of the North American Numbering Plan. These regulatory requirements could impose substantial burdens on us.

A recent FCC decision requiring incumbent local telephone companies to provide their dark fiber to third parties may increase competition among providers of dark fiber services.

The Communications Act of 1934 requires incumbent local telephone companies to provide elements of their networks to competitors on an unbundled basis. In a recent decision, the FCC determined that dark fiber is a network element that incumbent local telephone companies must provide to others. The availability of this alternative source of supply could decrease the demand for our dark fiber.

REGULATORY CHANGES COULD AFFECT RELATIONSHIPS BETWEEN US, OUR COMPETITORS AND CUSTOMERS IN UNFORSEEABLE WAYS THAT COULD REDUCE OUR BUSINESS OPPORTUNITIES.

Our relationships with the telecommunications companies with whom we deal are all affected by our respective positions in the FCC's regulatory scheme. Accordingly, changes in federal telecommunications law may affect our business by virtue of the interrelationships that exist among us and many of these regulated telecommunications entities. It is difficult for us to forecast at this time how these changes will affect us in light of the complex interrelationships that exist in the industry and the different levels of regulation.

STATE REGULATION OF COMPANIES PROVIDING TELECOMMUNICATIONS SERVICES VARIES SUBSTANTIALLY FROM STATE TO STATE AND WE MAY BECOME SUBJECT TO BURDENSOME AND RESTRICTIVE STATE REGULATIONS AS WE EXPAND OUR FIBER OPTIC NETWORK INTO A BROADER GEOGRAPHIC AREA, WHICH COULD INTERFERE WITH OUR OPERATIONS AND OUR ABILITY TO MEET OUR STRATEGIC OBJECTIVES.

We may be subject to state regulation, which can vary substantially from state to state. Our subsidiaries in New York and Connecticut have obtained authority to provide intrastate telecommunications services on a competitive common carrier basis. Therefore, these subsidiaries are subject to the obligations that applicable law places on all similarly certificated common carriers including the filing of tariffs, state regulation of certain service offerings, pricing, payment of regulatory fees and reporting requirements. The costs of compliance with these regulatory obligations, or any of the regulatory requirements of other states to which we might become subject, could have a material adverse effect on our operations. Moreover, some of our rights-of-way depend on our status as a common carrier in these states, and if that status were to be successfully challenged, those rights-of-way could be terminated.

MUNICIPAL REGULATION OF OUR ACCESS TO PUBLIC RIGHTS-OF-WAY IS SUBJECT TO CHANGE AND COULD IMPOSE ADMINISTRATIVE BURDENS THAT WOULD ADVERSELY AFFECT OUR BUSINESS.

Local governments typically retain the ability to license public rights-of-way, subject to the federal requirement that local governments may not prohibit the provision of telecommunications services. Changes in local government regulation could impose additional costs on our business and limit our operations. Local authorities affect the timing and costs associated with our use of public rights-of-way.

RISKS RELATING TO OUR CAPITALIZATION

BECAUSE WE HAVE A LARGE AMOUNT OF DEBT, WE WILL BE REQUIRED TO DEVOTE A SIGNIFICANT PORTION OF OUR CASH FLOW TO PAY INTEREST AND WE MAY NOT HAVE SUFFICIENT REMAINING CASH FLOW TO MEET OUR OTHER OBLIGATIONS AND EXECUTE OUR BUSINESS STRATEGIES.

We are highly leveraged. Our high degree of debt, including our $180 million 12 3/4% Senior Notes Due 2008, could have adverse consequences to the holders of our equity securities. Commencing on August 15, 2002, a substantial portion of our cash flow will be dedicated to the payment of the $22,950,000 per annum of interest expense associated with our debt and such cash flow may be insufficient to meet our payment obligations on our debt in addition to paying our other obligations as they become due. In addition, due to our leverage ratio, our ability to obtain any necessary financing in the future for completion of our network or other purposes may be impaired. Also, certain of our future borrowings may be at variable rates of interest that could cause us to be vulnerable to increases in interest rates. Because we are highly leveraged, we may be at a competitive disadvantage to our competitors and may be especially vulnerable to a downturn in our business or the economy generally, or to delays in or increases in the costs of operating and constructing our network.

IN CONNECTION WITH OUR SUBSTANTIAL PUBLIC DEBT, WE HAVE AGREED TO SIGNIFICANT RESTRICTIONS ON OUR OPERATIONS THAT LIMIT OUR ABILITY TO ENTER INTO MAJOR CORPORATE TRANSACTIONS, AND AS A RESULT WE MAY BE UNABLE TO PURSUE POTENTIAL CORPORATE OPPORTUNITIES WHICH WOULD BENEFIT US AND OUR STOCKHOLDERS.

The indenture under which our debt was issued imposes significant operating and financing restrictions on us and our present and future subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends and make other restricted payments, create liens, issue and sell capital stock of subsidiaries, guarantee indebtedness, sell assets or consolidate, merge or transfer all or substantially all of our assets. These limitations could prevent us from exploiting corporate opportunities as they arise, which could be detrimental to the interests of our stockholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, but does not believe that this exposure is material. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially affected.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

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

By: /s/ VINCENT C. BISCEGLIA                              Date: May [12], 2000
    -----------------------------------------------
         Vincent C. Bisceglia
         Chairman and Chief Executive Officer


By: /s/ WILLIAM F. FENNELL                                Date: May [12], 2000
    -----------------------------------------------
         William F. Fennell
         Vice President, Finance,
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)