Form 10-Q
period 2000-06-30
NORTHEAST OPTIC NETWORK INC
filed 2000-08-11
CIK 1062233

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended JUNE 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period                to
                                          --------------    ---------------


                        COMMISSION FILE NUMBER: 000-24653

                          NORTHEAST OPTIC NETWORK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   04-3056279
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, there were 16,655,581 outstanding shares of the Registrant's common stock, $0.01 par value per share.

===============================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          NORTHEAST OPTIC NETWORK, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         2000               1999
CURRENT ASSETS:
   Cash and cash equivalents                                                       $     635,596     $   4,768,389
   Short-term restricted cash and investments                                         23,387,497        22,518,611
   Short-term investments                                                             39,965,550        66,803,311
   Accounts receivable                                                                 2,479,746         1,858,201
   Prepaid expenses and other current assets                                           1,012,489           494,323
                                                                                   -------------     -------------
         Total current assets                                                         67,480,878        96,442,835
                                                                                   -------------     -------------
PROPERTY AND EQUIPMENT, NET                                                          122,164,858        94,924,843
                                                                                   -------------     -------------
RESTRICTED CASH AND INVESTMENTS                                                       22,476,861        31,693,543
                                                                                   -------------     -------------
INTANGIBLE ASSETS, NET                                                                56,569,349        57,572,155
                                                                                   -------------     -------------
                                                                                   $ 268,691,946     $ 280,633,376
                                                                                   =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $   8,361,833     $   3,783,354
   Accounts payable - Communications network                                           1,786,116         9,438,350
   Accrued expenses                                                                   23,132,964        13,348,296
   Accrued right-of-way fees, related party                                              679,531           886,322
   Deferred revenue                                                                       77,760            58,380
                                                                                   -------------     -------------
         Total current liabilities                                                    34,038,204        27,514,702
                                                                                   -------------     -------------
DEFERRED REVENUE, NET OF CURRENT PORTION                                                 931,763           969,026
                                                                                   -------------     -------------
LONG-TERM ACCOUNTS PAYABLE - COMMUNICATIONS NETWORK                                      631,269         4,682,858
                                                                                   -------------     -------------
LONG-TERM OBLIGATIONS                                                                180,000,000       180,000,000
                                                                                   -------------     -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--30,000,000 shares; 16,655,581 and 16,393,534 shares issued and
       outstanding June 30, 2000 and December 31, 1999, respectively                     166,555           163,935
   Additional paid-in capital                                                        113,055,338       110,072,881
   Accumulated deficit                                                               (60,131,183)      (42,770,026)
                                                                                   -------------     -------------
         Total stockholders' equity                                                   53,090,710        67,466,790
                                                                                   -------------     -------------
                                                                                   $ 268,691,946     $ 280,633,376
                                                                                   =============     =============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended                 Six Months Ended
                                                JUNE 30,                           JUNE 30,
                                          2000              1999             2000             1999
REVENUES:
   Network Services                  $  2,309,920     $    609,961        3,973,112        1,031,440
   Other service                        1,199,106          432,884        2,188,620          532,361
                                     ------------     ------------     ------------     ------------

          Total revenues                3,509,026        1,042,845        6,161,732        1,563,801
                                     ------------     ------------     ------------     ------------

EXPENSES:
   Cost of revenues                     2,712,996        1,448,543        4,823,498        2,377,531
   Selling, general and
     administrative                     3,054,694        2,111,799        5,563,308        3,433,172
   Depreciation and
     amortization                       2,882,112        1,205,873        5,341,053        2,000,851
                                     ------------     ------------     ------------     ------------

         Total expenses                 8,649,802        4,766,215       15,727,859        7,811,554
                                     ------------     ------------     ------------     ------------

          Loss from operations         (5,140,776)      (3,723,370)      (9,566,127)      (6,247,753)
                                     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest income and other, net       1,358,036        2,001,901        2,893,445        4,242,665
   Interest expense                    (5,304,200)      (5,189,609)     (10,688,475)     (10,169,270)
                                     ------------     ------------     ------------     ------------

          Total other income
          (expense)                    (3,946,164)      (3,187,708)      (7,795,030)      (5,926,605)
                                     ------------     ------------     ------------     ------------

NET LOSS                             $ (9,086,940)    $ (6,911,078)    $(17,361,157)    $(12,174,358)
                                     ============     ============     ============     ============

BASIC AND DILUTED LOSS PER
SHARE                                $      (0.55)    $      (0.43)    $      (1.05)    $      (0.76)
                                     ============     ============     ============     ============

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING             16,655,581       16,082,142       16,567,648       16,076,085
                                     ============     ============     ============     ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          NORTHEAST OPTIC NETWORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX-MONTHS ENDED JUNE 30,
                                                                          2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(17,361,157)    $(12,174,358)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                       5,341,072        2,000,851
     Amortization of deferred financing costs                              652,550          313,322
     Changes in assets and liabilities-
       Accounts receivable                                                (621,545)        (701,274)
       Refundable taxes from related party                                    --            755,838
       Prepaid expenses and other current assets                          (518,166)        (380,184)
       Accounts payable                                                  4,578,479          720,935
       Accrued expenses                                                  9,577,877         (753,733)
       Deferred revenue                                                    (17,883)         (29,194)
                                                                      ------------     ------------

         Net cash provided by (used in) operating activities             1,631,227      (10,247,797)
                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of short-term investments, net                                 26,837,761      (24,620,998)
   Purchases of property and equipment                                 (31,783,131)     (29,076,818)
   Increase in intangible assets                                          (447,700)        (580,112)
                                                                      ------------     ------------

         Net cash used in investing activities                          (5,393,070)     (54,277,928)
                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in construction and long-term accounts
     payable                                                           (11,703,823)      10,530,635
   Payments on long-term obligations                                          --           (116,859)
   Decrease in restricted cash and investments                           8,347,796       10,327,578
   Proceeds from exercise of stock options and warrants                  2,985,077          255,688
                                                                      ------------     ------------

         Net cash (used in) provided by financing activities              (370,950)      20,997,042
                                                                      ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (4,132,793)     (43,528,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             4,768,389       57,737,792
                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $    635,596     $ 14,209,109
                                                                      ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                         $ 11,349,050     $ 12,244,324
                                                                      ============     ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

(1)    OPERATIONS

       NorthEast Optic Network, Inc. (the Company or NEON) and its subsidiaries are engaged in the ownership, management, operation and construction of fiber optic telecommunication networks in the Northeast, consisting of New England and New York.

       On November 24, 1999, the Company entered into preliminary agreements with Consolidated Edison Communications, Inc. (CEC) and Exelon. Upon closing of these Agreements, the Company will provide network transport and carrier services in the service areas of the Company, CEC and Exelon. At the same time, each of the parties will provide connectivity from the Company's backbone system to their respective local loops and each will manage their local distributions into New York, Philadelphia, Baltimore and Washington, DC. The communications network will operate under the NEON brand. The term of the CEC agreement is for no less than 25 years and the term of the Exelon agreement is for 20 years with five-year extension periods. Under these agreements, we have agreed to issue 2,448,240 shares of our common stock to Consolidated Edison Communications and 2,106,625 shares of our common stock to Exelon Corporation (in each case subject to adjustment as set forth in the agreements), which would result in Consolidated Edison Communications and Exelon Corporation owning approximately 10.75% and 9.25% of our outstanding common stock, respectively. Each of these companies also would receive the right to nominate one member to our board of directors. The Company expects that a substantial portion of the value of the stock paid to CEC and Exelon under these agreements will be recorded as an intangible and will result in significant amortization expense and an increase in the Company's net loss per share over the terms of the related agreements. CEC and Exelon have also agreed to contribute to the Company $3,500,000 and $1,950,000, respectively, for the build-out of local points of presence (POP) and the related optronics. Also, CEC and Exelon have agreed to pay the Company $7,900,000 and $6,000,000, respectively, over four years for the cost of POP rental, POP operating expenses, optronics maintenance and sales and marketing expenses. These agreements are subject to termination by either party if the respective closings thereunder have not occurred by September 7, 2000, and are subject to substantial closing conditions that may not be satisfied by that date. The CEC transaction has encountered regulatory delays, and the Company cannot predict when this transaction will close.

       To date, the Company has recorded revenues principally from contract and other services and has incurred cumulative operating losses of approximately $60,000,000. The market for fiber optic telecommunications in which the Company operates is changing rapidly due to technological advancements, the introduction of new products and services and the increasing demands placed on equipment in worldwide telecommunications networks. The Company is dependent upon a single or limited source of suppliers for a number of components and parts. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause significant delays in the expansion of the NEON systems and could have a material adverse effect on the Company.

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

       (b)    BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operation and the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-K.

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

       (f)    EARNINGS PER SHARE

              In accordance with SFAS No. 128, EARNINGS PER SHARE, basic and diluted loss per share were computed by dividing net loss by the weighted average number of common shares outstanding during the first six months of 2000 and 1999. Diluted net loss per share excludes 2,282,783 shares issuable from the assumed exercise of stock options, as their effect would be antidilutive.

       (g)    NEW ACCOUNTING STANDARDS

              The SEC issued SAB No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance, as amended by SAB No. 101A through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. Management is currently evaluating the effects that this guidance is expected to have on the Company's financial statements.

       (h)    RECLASSIFICATIONS

              Reclassifications were made to previously issued financial statements to conform to the current year's presentation.

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

       In the event of a change in control, as defined, each holder of the notes will be entitled to require the Company to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Notes are unsecured obligations and rank PARI PASSU in right of payment with all existing and future indebtedness of the Company that is not by its terms subordinate in right of payment and priority to the Senior Notes and is senior in right of payment to all future subordinated indebtedness of the Company.

       In connection with this financing, the Company incurred approximately $6.3 million of issuance costs. These costs have been classified as deferred financing costs in the accompanying condensed consolidated balance sheets and are being amortized, as interest expense, over the term of the Notes.

(4)    PREFERRED STOCK

       The Restated Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share. Under the terms of the Certificate of Incorporation, the Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each series of preferred stock shall have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. At June 30, 2000, no such shares are issued and outstanding.

(5)    CONTINGENCIES

       Certain claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and they believe there is no potential liability.

(6)    CONCENTRATION OF CREDIT RISK

       SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentration. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has not experienced significant losses related to receivables from any individual or groups of customers or any specific industry or geographic region. Due to these factors, no additional credit risk is believed by management to be inherent in the Company's accounts receivable. For the three months ended June 30, 2000 and June 30, 1999, 2 and 3 customers represented 35% and 88% of revenues, respectively. At June 30, 2000 and December 31, 1999, 2 and 3 customers represented 38% and 56% of accounts receivable, respectively.

(7)    COMMITMENTS

       The Company entered into a master agreement to lease dark fiber strands and collocation sites in the Metro New York and Washington, DC regions, respectively. The term of each lease is 20 years and requires certain one-time installation charges and sharing of construction costs to prepare the fibers for lease. Total annual payments will be approximately $1,300,000.

       In connection with the Company's expansion into New York, the franchise agreement with the City of New York requires an irrevocable, unconditional letter of credit and surety bond which total $2,000,000. The Company has obtained two letters of credit from a bank for $1,000,000 and $750,000 in order to secure the franchise bond with the City of New York and the related insurance company, respectively. The Company has pledged $1,925,000 in exchange for the letters of credit, which are included as restricted investments on the accompanying condensed consolidated balance sheet. No drawings have been made against these letters at June 30, 2000.

(8)    SEGMENT DISCLOSURE

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

       Financial information for the Company's segments is as follows:


                                              Three Months Ended June 30,          Six Months Ended June 30,
                                               2000                1999             2000              1999
Revenues
        Dark fiber                        $     813,532     $     438,708     $   1,476,836     $     825,387
        Lit fiber                             1,496,388           171,253         2,496,276           206,053
        Ancillary network services (1)          870,363           362,400         1,586,109           461,877
        Collocation                             328,743            70,484           602,511            70,484
                                          -------------     -------------     -------------     -------------
            Total revenues                    3,509,026         1,042,845         6,161,732         1,563,801
                                          -------------     -------------     -------------     -------------
Cost of revenues                              2,712,996         1,448,543         4,823,498         2,377,531
Selling, general and administrative           3,054,694         2,111,799         5,563,308         3,433,172
Depreciation and amortization                 2,882,112         1,205,873         5,341,053         2,000,851
                                          -------------     -------------     -------------     -------------
Operating loss                               (5,140,776)       (3,723,370)       (9,566,127)       (6,247,753)
                                          =============     =============     =============     =============
Net property and equipment                  122,164,858        78,768,826       122,164,858        78,768,826
                                          =============     =============     =============     =============
Capital expenditures                         18,227,193        14,239,038        31,783,131        29,076,818
                                          =============     =============     =============     =============


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

OVERVIEW

We own and operate a technologically advanced, high-bandwidth fiber optic network providing capacity on a wholesale basis to telecommunications service providers, including local, long distance and wireless telephone companies and Internet service providers. Our network currently extends from Portland, Maine to New York City and agreements in place with Exelon and Consolidated Edison Communications would, subject to regulatory approval, extend our network to Philadelphia, Baltimore, and Washington D.C. and expand the reach of our network in and around New York City. Our customers can connect directly to our network at multiple locations in the larger cities we serve and also in the smaller communities along our network's routes.

To date we have experienced net losses and negative cash flow from operating activities. From our inception to present, our principal activities included building our network, developing our business plans, hiring management and other key personnel and negotiating and executing customer contracts. In the third quarter of 1999, we commenced the roll-out of our lit services into New York City. We expect to continue to generate net losses and negative cash flow as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical, and other factors. See "Liquidity and Capital Resources".

Our network service revenues include long-term leases of dark fiber and short-term leases of lit fiber at fixed-cost pricing over multi-year terms. We also provide collocation services at our facilities. Other service revenues include nonrecurring design, engineering, and construction services. We generally receive fixed monthly payments from our customers for the leasing of capacity on our network and recognize revenues ratably over the term of the applicable customer agreement. Other service revenues are non-refundable and generally recognized as services are performed.

In the second quarter of 2000, approximately 34% of our revenue consisted of other service revenues. We anticipate that as we proceed with the deployment of our network, the percentage of revenues we receive from network services will increase as a percentage of revenues.

Our costs consist primarily of cost of sales, selling, general and administrative expenses, depreciation and amortization, and interest expense. Cost of sales relates to lease payments for fiber optic facilities, network surveillance, operations and maintenance costs, and property taxes. Selling, general and administrative expenses relate to expenses in connection with sales and marketing infrastructure, including personnel, advertising costs and promotional activities and management & information technology. Depreciation and amortization expense is associated with the build-out of our network, as well as goodwill from our reorganization on July 8, 1998. Interest expense relates to interest on our $180 million 12 3/4% Senior Notes Due 2008.

All references to "we", "us" or "our" appearing in this Report mean NorthEast Optic Network, Inc. and its subsidiaries.

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 2000 amounted to $3,509,026, compared to $1,042,845 in the same quarter of 1999, an increase of $2,466,181 or 236%. Revenues were generated by recurring lease services of $2,309,920 during the second quarter of 2000 compared to $609,961 during the second quarter of 1999, and other service revenue of $1,199,106 during the second quarter of 2000 compared to $432,884 during the second quarter of 1999. Other service revenue consists of collocation revenues and all nonrecurring revenues related to design, engineering & construction. Revenues for the six months ended June 30, 2000 amounted to $6,161,732, compared to $1,563,801 for the first six months of 1999, an increase of $4,597,931 or 294%. The increase in revenues reflects the Company's increasing sales to new customers in the Northeast region.

Cost of sales for the quarter ended June 30, 2000 amounted to $2,712,996, compared to $1,448,543 for the same quarter in 1999, an increase of $1,264,453 or 87%. The increase was primarily due to lease payments for fiber optic facilities, operations and maintenance costs, right of way fees, and property taxes resulting from the Company's continuing network expansion throughout its service territory. Cost of sales for the six months ended June 30, 2000 amounted to $4,823,498, compared to $2,377,531 for the first six months of 1999, an increase of $2,445,967 or 103%. The increased costs reflect the continuing build out and expansion of the Company's communication network into the Northeast and mid-Atlantic territories.

Selling, general, and administrative expenses amounted to $3,054,694 for the quarter ended June 30, 2000, compared to $2,111,799 for the same quarter in 1999, an increase of $942,895 or 45 %. Selling, general, and administrative expenses in the six months ended June 30, 2000 amounted to $5,563,308 compared to $3,433,172 for the first six months of 1999, an increase of $2,130,136 or 62%. Increased personnel and related costs continue to grow as the Company expands its efforts to meet customer requirements. The Company's headcount has increased to 95 from 37, or approximately 157%, since June 30, 1999, primarily related to sales in the Northeast region.

Depreciation and amortization expense was $2,882,112 for the quarter ended June 30, 2000, compared to $1,205,873 for the same quarter in 1999. Depreciation and amortization for the six months ended June 30, 2000 amounted to $5,341,053, compared to $2,000,851 for the same six month in 1999. The increase resulted from placing additional segments of the NEON system into service in the Northeast and amortization of goodwill resulting from the reorganization of the Company on July 8, 1998.

Interest income decreased by 32% to $1,358,036 for the quarter ended June 30, 2000 from $2,001,901 for the same quarter in 1999. Interest income decreased by 32% to $2,893,445 for the six months ended June 30, 2000 from $4,242,665 for the same six month period in 1999. This decrease was due primarily to lower cash and investment balances for the quarter and first six months, resulting from capital expenditures necessary to place additional segments of the NEON system into service.

Interest expense was $5,304,200 for the quarter ended June 30, 2000, compared to $5,189,609 for the same quarter in 1999, an increase of 2%. Interest expense was $10,688,475 for the six months ended June 30, 2000 compared to $10,169,270 for the same six month period in 1999, an increase of 5%. The increase relates primarily to interest expense resulting from financing costs associated with long term network equipment accounts payable, in addition to interest on our $180.0 million 12 3/4 % Senior Notes due 2008.

The Company's net loss for the quarter ended June 30, 2000 was $9,086,940, or a loss of $0.55 per share. This compares to a net loss of $6,911,078, or a loss of $0.43 per share, for the same quarter in 1999. The Company's net loss for the six months ended June 30, 2000 was $17,361,157, or a loss of $1.05 per share. This compares to a net loss of $12,174,358, or a loss of $.76 per share, for the same six month period in 1999. The increase in net loss is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have required substantial investment for the design, construction and engineering of our network and the purchase of telecommunications equipment. Capital expenditures were approximately $31,783,100 for the six months ended June 30, 2000. We expect to require substantial capital in connection with the following:

o    expansion and improvement of our network;
o    connection of additional buildings and customers to our network;
o    purchase of additional telecommunications equipment
o    purchase and development of our operating support systems; and
o    operation and maintenance of existing facilities

We have funded a substantial portion of these expenditures through our completed public offerings on August 5,1998, resulting in net proceeds to us of approximately $218 million (after deducting expenses and before deducting $72 million in escrowed funds to cover the first seven semi-annual interest payments on our $180 million 12 3/4% Senior Notes due 2008).

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

Net cash provided by (used in) operating activities was $1,631,227 and ($10,247,797) for the six months ended June 30, 2000 and June 30, 1999, respectively. Net cash provided by operating activities for the quarter ended June 30, 2000 was related primarily to an increase in accounts payable, accrued expenses and depreciation and amortization.

Net cash used in investing activities totaled $5,393,070 and $54,277,928 for the six months ended June 30, 2000 and June 30, 1999, respectively. Cash requirements consisted primarily of the cost of network construction and equipment, offset by net proceeds from the sale of short-term investments.

Net cash (used in) provided by financing activities totaled ($370,950) and $20,997,042 for the six months ended June 30, 2000 and June 30, 1999 respectively. Cash requirements from financing activities during the six months ended June 30, 2000 was primarily due to a decrease in construction and long term accounts payable. Cash flow from financing activities during the six months ended June 30, 1999 was generated from the restricted cash placed in escrow in connection with the proceeds from the sale of our 12 3/4% Senior Notes due 2008 and proceeds from the exercise of stock options.

We anticipate that we will continue to experience negative cash flow as we expand our network, construct networks, deploy telecommunications electronic equipment and market our services to an expanding customer base. Cash provided by operations will not be sufficient to fund the expansion and development of our system in the Northeast and its planned expansion to the Mid-Atlantic region. As a result, we intend to use our cash on hand and the remaining net proceeds of our 1998 public offerings, and will have to raise additional financing through some combination of commercial bank borrowings, leasing, vendor financing, strategic alliances and sale of equity/or debt securities if we are to complete our expansion as currently planned.

Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

o demand for our services or cash flow from operations is less than or more than expected;
o    our plans or projections change or prove to be inaccurate;
o    we make acquisitions; or
o we accelerate deployment of our network or otherwise alter the schedule or targets for the implementation of our business plan.

The expectations of required future capital expenditures are based on our current estimates.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact on our consolidated financial statements based on our current structure and operations.

The Securities and Exchange issued SAB No. 101, REVENUE RECOGNITION, in December 1999. We are required to adopt this new accounting guidance, as amended by SAB No. 101A through a cumulative charge to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. We are currently evaluating the effects that this guidance is expected to have on the Company's financial statements.

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

RISKS RELATING TO OUR BUSINESS STRATEGY

WE HAVE HAD SIGNIFICANT NET LOSSES AND OUR OPERATING RESULTS HAVE VARIED AND WILL CONTINUE TO VARY SIGNIFICANTLY.

Our current business has a (24 months is limited not necessarily very limited) limited history. We have incurred net losses since our inception. Our future operating results will fluctuate annually and quarterly due to several factors, some of which are outside our control. These factors include pricing strategies for our services, changes in telecommunications technology, changes in the regulatory environment, cost and timely availability of equipment, cost of construction and changes in general and local economic conditions.

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

INTENSE COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY FROM A BROAD RANGE OF COMPETITORS MAY PREVENT US FROM OBTAINING CUSTOMERS AND REQUIRE US TO LOWER PRICES.

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

Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and into the Mid-Atlantic region. Among the major factors that could affect our success are:

o the inability to consummate, or a delay in consummating, our agreement with Consolidated Edison Communications, which remains subject to substantial regulatory conditions which have already resulted in delays; and

o the failure of both affiliated and third-party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner.

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

OUR AGREEMENT WITH CONSOLIDATED EDISON COMMUNICATIONS, INC. FOR THE EXPANSION OF OUR NETWORK IN NEW YORK CITY HAS ENCOUNTERED REGULATORY DELAYS.

Consolidated Edison Communications' application for a municipal franchise to operate as a telecommunications carrier in New York City has encountered delays, and we cannot be sure when they will be granted, if at all. Our agreement with Consolidated Edison Communications is contingent on this approval, and if the necessary approvals are not forthcoming, we may be forced to serve New York City using alternative rights of way shared by other carriers that would not provide the same route diversity as those offered by Consolidated Edison Communications. A significant delay in obtaining the necessary approvals, or in our decision to select an alternative means of serving this area, would delay our expansion into New York City.

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

While we generally do not deal directly with end-users of telecommunications services and are therefore generally exempt from contributing to the FCC's Universal Service Fund, the FCC treats Internet service providers purchasing lit services as end-users for these purposes. Our revenues from providing these services, which represent a portion of our revenues, are therefore subject to an assessment of 5.8% of gross interstate revenue for the fourth quarter of 1999, and this assessment could increase.

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

The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially affected.

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

By: /s/ VICTOR COLANTONIO                          Date: August __, 2000
    ----------------------------------
         Victor Colantonio
         Vice Chairman and President

By: /s/ WILLIAM F. FENNELL                         Date: August __, 2000
    --------------------------------
         William F. Fennell
         Vice President, Finance,
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)